Form 10-K
period 2021-12-31
Nuvectis Pharma, Inc.
filed 2022-03-23
CIK 1875558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to                   .

Commission File Number 001-41264

NUVECTIS PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2405608
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Bridge Plaza, Suite 275
Fort Lee, NJ 07024	07024
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 614-3150

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per	NVCT	NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No    ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ☒   No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No  ☒

As of December 31, 2021, the last business day of the registrant’s most recently completed fiscal year, the common stock of the registrant was not listed on any securities exchange or quoted on any automated quotation system. Accordingly, the aggregate market value of the registrant’s common stock held by non-affiliates cannot be calculated as of such date. As of March 17, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $32.2 million, based on the closing sale price of $7.63 as quoted by the Nasdaq Stock Market as of such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 17, 2022
Common Stock, $0.00001 par value	12,717,794

NUVECTIS PHARMA, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “would,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about:

●	expectations for increases or decreases in expenses;

●	the success and timing of our clinical trials and preclinical studies, including safety and efficacy of our product candidates, patient accrual, unexpected or expected safety events, and the usability of data generated from our trials;

●	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

●

estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

●	expectations for generating revenue or becoming profitable on a sustained basis;

●	the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;

●	developments and projections relating to our competitors and industry;

●	our expectations about how market trends will affect our business;

●	our and our licensors’ ability to obtain, establish, maintain, protect and enforce intellectual property and proprietary protection for our products and technologies and to avoid claims of infringement, misappropriation or other violation of third-party intellectual property and proprietary rights;

●	our ability to attract and retain key personnel and to manage our future growth effectively;

●	expectations for future capital requirements;

●	the volatility of the trading price of our common stock; and

●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act.

The forward-looking statements contained in this report reflect our views and assumptions as of the date of this report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Except as required by law, we assume no responsibility for updating any forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements. In addition, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

SUMMARY OF RISK FACTORS

An investment in our common stock is subject to broad range of risks and should only be made after a careful consideration of such risks. For a discussion of some of the risks you should consider before purchasing our common stock, you are urged to carefully review and consider the section entitled “Item 1A. Risk Factors.”

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects that you should consider before making a decision to invest in our common stock. These risks are discussed more fully in the section titled “Risk factors” beginning on page 19 of this report, and include the following:

Risks Related to our Financial Condition and Capital Requirements

●	We have a limited operating history, have only initiated one clinical trial and have not completed any clinical trials to date. We do not have any products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

●	We have incurred losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.

●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery or identification, preclinical and clinical development, regulatory approval and commercialization of our current or future product candidates.

●	We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate our research or product development programs, any future commercialization efforts or other operations.

●	The COVID-19 pandemic could adversely impact our business, including our preclinical development, clinical trials and clinical trial operations.

Risks Related to the Development of our Product Candidates

●	We are substantially dependent on the success of our lead product candidate, NXP800, which commenced a Phase 1 clinical trial in December 2021.

●	Clinical trials are very expensive, time consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. Our current or future product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval.

●	If we fail to demonstrate safety and efficacy to our stakeholders, we may need to terminate development programs, our reputation may be harmed, and our business will suffer.

Risks Related to Government Regulation

●	The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for NXP800, NXP900, or any future product candidate, on a timely basis or at all.

Risks Related to our Reliance on Third Parties

●	The manufacture of any of our current or future product candidates is complex. Our third-party manufacturers may encounter difficulties or interruptions in production, which could delay or entirely halt their ability to supply any of our current or future product candidates for clinical trials or, if approved, for commercial sale.

Risks Related to Managing Growth and Employee Matters

●	Our future success depends on our ability to retain our executive officers and key employees and to attract, retain and motivate qualified personnel and manage our human capital.

●	We currently have 8 full-time employees and we will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

Risks Related to our Intellectual Property

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

PART I

Item 1.     Business

OVERVIEW

We are a biopharmaceutical company focused on the development of innovative precision medicines for the treatment of serious unmet medical needs in oncology. Our development strategy utilizes a precision medicine-based approach that translates key scientific insights relating to oncogenic drivers, pathway addiction and other cancer-promoting factors into selective and potent and highly selective anticancer drugs.

CORPORATE INFORMATION

We were incorporated in July 2020 under the laws of the State of Delaware under the name Centry Pharma, Inc., and changed our name to Nuvectis Pharma, Inc. in July 2021. Our principal executive offices are located at 1 Bridge Plaza, 2nd Floor, Fort Lee, NJ 07024, and our telephone number is (201) 614-3150.

We maintain a website with the address www.nuvectis.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). We are not including the information on our website as a part of, nor incorporating it by reference into, this report. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

PRODUCTS UNDER DEVELOPMENT

NXP800 (HSF1-Pathway Inhibitor)

We have licensed exclusive world-wide commercial rights to NXP800, a novel Heat Shock Factor 1 (“HSF1”) pathway inhibitor, which was developed at the Institute for Cancer Research (“ICR”) in London, England. Our license agreement with the ICR is subject to certain milestone and royalty payments. For additional information see section “NXP800 License Agreement”.

Scientific Background:

Cancer cells actively exploit HSF1 to overcome diverse stresses and promote biological activities crucial for their survival, progression, immune evasion, and metastasis. This utilization of the HSF1 pathway by the cancer cell in order to overcome stress is also referred to as an HSF1 addiction.

In preclinical studies, treatment with NXP800 inhibited tumor growth in human xenografts of ovarian cancer. In addition, we identified a gene signature related to a mutation in the AT-Rich Interaction Domain (“ARID1a”) gene that has potential to serve as a biomarker for patient selection in ovarian and other cancer types. Based on this work, we plan to initially study the potential efficacy of NXP800 in Ovarian Clear Cell Carcinoma (“OCCC”) and endometrioid ovarian carcinoma, and to investigate the use of ARID1a mutations as a potential patient selection marker for additional types of cancer. The genetic screening for the ARID1a mutation is a standard part of the commercially available screening panels being utilized in the clinic for cancer patients.

A comprehensive preclinical data package supported the approval of the Clinical Trial Application (“CTA”) by the Medicines and Healthcare Regulatory Agency (“MHRA”) in the United Kingdom, and we believe that it will also be sufficient for the Investigational New Drug (“IND”) Application submission to the FDA, which is expected in the second quarter of 2022. In December 2021, we announced the commencement of the Phase 1 study for NXP800. The Phase 1 study is comprised of two parts: dose-escalation Phase 1a, initiated in December 2021, to be followed by an expansion Phase 1b. In the Phase 1a, the safety and tolerability of NXP800 will be evaluated in patients with advanced solid tumors to identify a dose and dosing schedule for the Phase 1b. In the Phase 1b, the safety and preliminary anti-tumor activity of NXP800 will be evaluated in biomarker-selected patients, initially in OCCC and endometrioid carcinoma harboring the ARID1a mutation and possibly cohorts of patients with additional types of solid tumors. Additional preclinical studies will be conducted by the ICR and other third-party vendors in order to assess the preclinical safety and efficacy of NXP800 in additional solid tumor types.

Addressing an Unmet Need in Clear Cell Ovarian Cancer and Advanced-stage Endometrioid Ovarian Carcinoma

We plan to initially investigate NXP800 as treatment for OCCC and endometrioid ovarian carcinoma. NXP800 is precisely targeted for women with these diseases who have either the ARID1a mutation or ARID1a epigenetic loss.

OCCC is highly malignant, difficult to treat, and has a very poor survival rate due to frequent recurrence after surgery and first-line treatment. First-line treatment consists of platinum-based chemotherapy (“PBC”), for which the reported response rate in relapse/refractory, platinum resistant patients is 1%, demonstrating a clear and dire need for a new treatment option for OCCC. OCCC represents approximately 10% of all ovarian cancer cases in the United States, with an annual incidence of approximately 2,200 patients.

Endometrioid ovarian cancer represents approximately 10% of all diagnosed ovarian cancer cases. If diagnosed as early-stage, endometrioid ovarian tumors can typically be resected. However, if diagnosed at later stages, these tumors have a substantially worse prognosis. Advanced, platinum-refractory, endometrioid cancer in the United States represents approximately 30% of the endometrioid ovarian cancer segment. In this ovarian subset the progression-free survival at three years for patients diagnosed with stage III/IV is a dismal 20% for stage III and 0% for stage IV, representing a clear unmet cancer treatment need.

OCCC and endometrioid ovarian carcinoma are subtypes of epithelial ovarian carcinoma whose clinical characteristics are distinct from those of high-grade serious ovarian carcinoma. They exhibit a unique biological profile that is markedly different from those of other histologic types. The incidence of OCCC and endometrioid among ovarian cancer patients is higher in East Asia (for example approximately 25% and 19% in Japan for OCCC and endometrioid, respectively), than in Europe and the United States (approximately 10% for each indication).

Market Potential/Addressable Patient Population in Additional Solid Tumor Types

Beyond our initial target indications, we believe that NXP800 has the potential to demonstrate anti-tumor activity in several additional tumor types, such as gastric, hepatocellular, esophageal, urothelial carcinoma and others. In vitro preclinical work has been conducted and in vivo preclinical studies are underway to investigate the use of ARID1a mutation as a potential patient selection marker in these additional tumor types. This work could support our use of a tumor agnostic development strategy wherein we enroll patients based on the cancer’s genetic and molecular features without regard to the type or location of the cancer.

NXP800 Clinical Development Plan

Based on the compelling preclinical data, in December 2021 we announced the commencement of the first-in-human Phase 1 study for NXP800 in adult patients. The Phase 1 study consists of two parts: dose-escalation Phase 1a, initiated in December 2021, to be followed by an expansion Phase 1b. In the Phase 1a, the safety and tolerability of NXP800 will be evaluated in patients with advanced solid tumors to identify a dose and dosing schedule for the Phase 1b. In the Phase 1b, the safety and preliminary anti-tumor activity of NXP800 will be evaluated in biomarker-selected patients, initially in ovarian clear cell carcinoma and endometrioid carcinoma harboring the ARID1a mutation and possibly cohorts of patients with additional types of solid tumors.

The MHRA in the United Kingdom has approved our CTA for the Phase 1 study, and we plan to submit an IND application with the FDA in the second quarter of 2022. Our Phase 1 dose-escalation study in the U.K. began in December 2021 and is currently ongoing.

NXP900 – Scientific Background

In August 2021, we licensed worldwide commercial rights to NXP900 from the University of Edinburgh in Scotland. NXP900 is a preclinical-stage, targeted-therapy, small molecule drug candidate designed to preferentially inhibit the Proto-oncogene c-Src (“SRC”) and YES1 kinases. We started the preclinical IND-enabling studies for NXP900 in the fourth quarter of 2021. Following the IND-enabling studies, we plan to submit an IND application with the FDA, or an equivalent submission with a foreign agency, in order to begin a Phase 1 dose-escalation study of NXP900 in solid tumors. Subsequently, upon successful completion of the dose-escalation study, we plan to conduct a clinical trial to investigate NXP900 in solid tumors where the SRC and/or YES1 pathways are overactivated and implicated.

SRC as an Anti-Cancer Target

SRC is aberrantly activated in many cancer types, including solid tumor cancers such as breast, colon, prostate, pancreatic and ovarian cancers, while remaining predominantly inactive in non-cancerous cells. Increased SRC activity is generally associated with late-stage cancers, metastatic potential and resistance to therapies, and correlates with poor clinical prognosis. To date no kinase inhibitor has been approved for the treatment of SRC-active solid tumor malignancies.

NXP900’s Novel Mechanism of Action

SRC pathway activation is regulated by a switch between inactive and active conformations. The inactive conformation of SRC family kinases is associated with lack of membrane binding, lack of phosphorylation of the activation loop, and characterized by a “closed conformation.” The active “open” conformation allows for the binding of SRC to signaling partners and enables full activation of the pathway via SRC’s kinase catalytic activity and the scaffolding property.

Unlike the approved and clinical-stage SRC kinase inhibitors, NXP900 induces and locks the SRC kinase in its native inactive conformation which inhibits both the catalytic (enzymatic) and scaffolding functions. The existing SRC inhibitor drugs only inhibit the catalytic functions of SRC which enable it to bind to its signaling partners with the pathway remaining partially active. NXP900 is a highly specific inhibitor and, unlike many other SRC inhibitors, does not inhibit the Abelson tyrosine kinase (“ABL”), and as such, NXP900 in vivo data indicates no treatment related immunosuppression. The lack of immunosuppressive effects with NXP900 is a potential advantage in the setting of solid tumors.

NXP900's unique mechanism of action, which leads to inactivation of the SRC kinase, has resulted in SRC-pathway inhibition in vitro and in vivo. In vivo, treatment with NXP900 inhibited primary and metastatic tumor growth in xenograft models of triple negative breast cancer and demonstrated on-target pharmacodynamic effects. This novel mode of inhibiting SRC by NXP900 could lead to improved treatment of SRC-associated oncologic disorders and the potential to treat solid tumors for the first time with a SRC inhibitor.

Gene amplification of the site containing the YES1 gene has been reported in clinical samples in several tumors including lung, head and neck, bladder and esophageal cancers. Furthermore, it has been found that YES1 gene amplification is a key mechanism of resistance to Epidermal Growth Factor Receptor (“EGFR”) or Human Epidermal growth factor Receptor 2 (“HER2”) inhibitors. YES1-dependent oncogenic transformation has also been reported, suggesting that YES1 plays a key role in these solid tumors. The transforming ability of YES1 has been demonstrated through several experimental methods, for example down-regulating YES1 by short hairpin RNA (“shRNA”) significantly inhibited cell growth in several malignancies, including colon carcinoma, rhabdomyosarcoma, and basal-like breast cancer, suggesting YES1 may play a key role in these solid tumors.

NXP900 has been shown to inhibit the YES1 kinase in preclinical models, providing an additional potential target for pharmacological inhibition by NXP900 of a biologically-relevant target in various cancer types, some of which may rely on both the SRC and YES1 pathways for their advantage. There are no selective YES1 inhibitors that are FDA approved or in clinical development. We plan to conduct in vivo studies to better understand the effects of YES1 inhibition in solid tumors.

OUR STRATEGY

We have a mission-driven strategy to build a global biopharmaceutical company through the identification, licensing, development, and commercialization of therapeutics to address unmet medical needs in oncology, with an initial focus on OCCC and endometrioid ovarian carcinoma patients. The key elements driving our business strategy include:

➢	establishing a leadership position in oncology therapeutics, targeting the inhibition of the HSF1 pathway utilizing the ARID1a mutation as a biomarker;

➢	advancing our lead product candidate, NXP800, through clinical development towards regulatory approval in OCCC and endometrioid cancers;

➢	maximizing the therapeutic potential for NXP800 by leveraging preclinical data in additional tumor types harboring the ARID1a mutation, both as a monotherapy and possibly in combination with other approved therapies;

➢	positioning NXP900 as a differentiated SRC kinase inhibitor with improved therapeutic activity in solid tumors compared to the existing SRC kinase inhibitors;

➢	maximizing the therapeutic potential of NXP900 by generating additional preclinical data to highlight the benefits of YES1 inhibition;

➢	deploying our differentiated and proven business development expertise to further expand our targeted oncology pipeline for patients with unmet medical needs; and

➢	evaluating opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties, including potential ex-U.S. collaboration opportunities.

INTELLECTUAL PROPERTY

We strive to protect the proprietary technologies that we believe are important to our business, including pursuing, obtaining and maintaining patent protection intended to cover the composition of matter of our current or future product candidates, their methods of use, related technologies and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We also rely on know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

As with other biotechnology and biopharmaceutical companies, our commercial success depends in part upon our ability to obtain, maintain, enforce, and protect our patents, intellectual property, and other proprietary rights for our current or future product candidates and other commercially important technologies, inventions, improvements, and know-how related to our business. Our success also depends on our ability to defend and enforce our intellectual property, any patent rights that we may own or in-license, prevent others from infringing any patents we may own or in-license, preserve the confidentiality of our trade secrets, and operate without infringing the valid and enforceable intellectual property and proprietary rights of third parties.

Our ability to maintain and solidify our proprietary and intellectual property position for our current or future product candidates and technologies depends on our success in obtaining effective patent claims and enforcing those claims if granted. However, our current patent applications and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents, and any issued patents we may obtain may not guarantee us the right to practice our technology in relation to the commercialization of our products. We also cannot predict the breadth of claims that may be allowed or enforced in any patents we may own or in-license in the future.

The patent positions for biotechnology and biopharmaceutical companies like us are generally uncertain and can involve complex legal, scientific, and factual issues. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any issued patents that we may own or in-license in the future may be challenged, invalidated, circumvented, or have the scope of their claims narrowed. Furthermore, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance.

Moreover, many jurisdictions permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. As a result, we cannot guarantee that any of our current or future product candidates will be protected or remain protectable by enforceable patents. Moreover, any patents that we hold may be challenged, circumvented or invalidated by third parties. We cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the United States that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office (“USPTO”) to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us, which is highly unpredictable. In addition, because of the extensive time required for clinical development and regulatory review of any current or future product candidate we may develop, it is possible that, before any current or future product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide.

In May 2021, we licensed one patent family covering the composition of matter for NXP800, which includes two issued U.S. patents as well as methods of using and making NXP800. Composition of matter patents in this family have also been issued in other major markets, including Australia, Brazil, China, India, Israel, Mexico, Russia, Singapore, the European Union and Japan. The statutory expiration for patents in this family is October 2034, without taking into account any possible patent term extension, where applicable. We licensed a patent family directed to additional compounds, structurally distinct from NXP800, that modulate HSF1. This patent family is granted in the U.S. and has a statutory expiration of April 2036. We have also licensed a patent family pending in the U.S. and Europe directed to deuterated compounds that modulate HSF1. Any patent that grants from this family would have a statutory expiration of October 2037. We intend to pursue additional patent protection for NXP800 relating to methods of use and related technologies that we consider important to our business.

In August 2021, we licensed one patent family covering the composition of matter for NXP900, which includes one U.S. patent covering the composition of matter for NXP900, as well as patents and patent applications issued/pending in major markets, including the European Union and Japan. The statutory expiration for patents in this patent family is April 2036, without taking into account any possible patent term extension, where applicable.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non- provisional patent application. In the United States, the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent applicable to an approved drug is eligible for extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering NXP800 and NXP900, may or will be entitled to patent term extensions. If our current or future product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover any approved product candidates. We also intend to seek patent term extensions in any jurisdictions where they are available; however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

In addition to patent protection, we also rely on trade secret protection for our proprietary information that is not amenable to, or that we do not consider appropriate for, patent protection, including certain aspect of our manufacturing processes. However, trade secrets can be difficult to protect. Although we take steps to protect our proprietary information, including restricting access to our confidential information, as well as entering into non-disclosure and confidentiality agreements with our employees, consultants, independent contractors, advisors, contract manufacturers, clinical research organizations (“CROs”), hospitals, independent treatment centers, suppliers, collaborators and other third parties, such parties may breach such agreements and disclose our proprietary information including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. For more information regarding the risks related to our intellectual property, please see “Risk Factors - Risks Related to Our Intellectual Property.”

NXP800 License Agreement

In May 2021, we entered into a worldwide, exclusive license agreement with the CRT Pioneer Fund (“CRT”) for NXP800 and any of its derivatives (collectively, the “NXP800 Program”). NXP800 is a small molecule product candidate that we believe can be applied to a broad range of cancers.

Pursuant to the license agreement, we have an obligation to pay success-based milestones and royalties to CRT, as follows:

➢	pre-approval milestone payments of up to approximately $26.5 million including an upfront payment of $3.5 million which has already been paid;

➢	regulatory approval and commercial sales milestones of up $178 million; and

➢	mid-single digit to 10% royalties on a tiered basis on net sales.

In addition, in connection with the licensing agreement, we expect to provide ICR with up to an additional $500,000 in research and development support over the next 18 months to conduct additional scientific research and preclinical testing for certain indications that we select in connection with the NXP800 Program. We own an exclusive license to intellectual property rights developed in the collaboration, to research, develop and commercialize products resulting from the collaboration.

License Term

The license will remain in effect in each territory subject to the license and will continue until our obligation to pay royalties in such territory has expired. The royalty term for each licensed product in each country commences with the first commercial sale of the applicable licensed product in the applicable country and ending on the expiration of the last to expire of any patent specified by the license (with the key composition of matters patent expiring October 2034) or the expiration of any extended exclusivity period in the relevant country. CRT may earlier terminate the license if we, or any of our affiliates or sub-licensees, challenge or seek to challenge the validity of any of the licensed patents or upon certain change of control provisions. Either party may terminate the license upon material breach by the other party, and upon the appointment of a receiver or upon a winding-up order or similar or equivalent action.

NXP900 License Agreement

In August 2021, we entered into a worldwide, exclusive license agreement with the University of Edinburgh (“UoE”) for NXP900 and any of its derivatives (collectively, the “NXP900 Program”). Discovered at the UoE, NXP900 is a targeted therapy, small molecule SRC and YES1 kinase inhibitor product candidate that we believe can be applied to a broad range of cancers.

Pursuant to the license agreement, we have an obligation to pay success-based milestones and royalties to the UoE, as follows:

➢	pre-approval milestone payments of up to approximately $49.5 million including an upfront payment of $3.5 million which has already been paid;

➢	regulatory approval and commercial sales milestones of up $279.5 million;

➢	mid-single digit to 8% royalties on a tiered basis on net sales; and

➢	2.5% of the gross amount of each Nuvectis fundraising, including our initial public offering, up to an aggregate total of $3.0 million.

In addition, in connection with the license agreement, we expect to provide the UoE with up to an additional £580,000 in research and development support over the next 18 months to conduct additional scientific research and preclinical testing for certain indications that we select in connection with the NXP900 Program. We own an exclusive license to intellectual property rights developed in the collaboration, to research, develop and commercialize products resulting from the collaboration.

License Term

The royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the expiration of the last to expire of any patent specified by the license (statutory expiration for the NXP900 patent family is April 2036), or the expiration of any extended exclusivity period in the relevant country. We may terminate the license if we determine that it is not scientifically or commercially viable to research, develop, or commercialize the licensed products which are the subject of the license agreement. UoE may terminate the agreement if we: (i) cease to carry on the business regarding the treatment, prevention and/or diagnosis of human diseases; (ii) discontinue the development of the licensed products which are the subject of the license; (iii) dispose of our assets or business in whole or in material part; (iv) challenge the validity, ownership, or enforceability of the exclusively licensed technology; (v) contest the secret or substantial nature of certain know-how subject to the license; or (vi) breach certain diligence obligations or fail to pay any amount due under the license within a specified time frame. The parties may terminate the NXP900 license agreement immediately by written notice upon material breach by the other party, if such breach (if capable of cure) is not so cured within thirty (30) business days following the notice of breach.

Competition

Our industry is intensely competitive and subject to rapid and significant technological changes. We face competition with respect to our current product candidates, and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets. There are several companies that are developing drugs for various types of ovarian cancer, including ImmunoGen, Inc. and Constellation Pharmaceuticals, Inc. (acquired by MorphoSys AG in June 2021). MorphoSys AG disclosed patient recruitment commenced in May 2021 in a phase 2 expansion cohort for CPI-0209 in patients with relapsed urothelial carcinoma, relapsed OCCC, and relapsed endometrial carcinoma, all with known ARID1A mutations.

Turning Point Therapeutics, Inc. (“Turning Point”) is developing a MET/SRC/CSF1R inhibitor which is currently being studied in a Phase 1 trial of patients with advanced or metastatic solid tumors harboring Mesenchymal–Epithelial Transition (“MET”) genetic alterations. The simultaneous inhibition of MET, SRC and CSF1R kinases has been reported by Turning Point as a key component of the target product profile, and Turning Point has described the program as a strategy for the treatment of MET-driven solid tumors, an area that does not overlap with our development strategy. Turning Point is also developing TPX-0046, a Rearranged during Transfection (“RET”) kinase inhibitor that can also inhibit other kinases including SRC family members, YES1, ABl, TRK and JAK2. TPX-0046 is being evaluated in an ongoing Phase 1/2 clinical trial for the treatment of advanced solid tumors with RET gene alterations, an area that does not overlap with our development strategy.

Our competitors may obtain regulatory approval of their products more rapidly than us, or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our current or future product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly, or have a better safety profile than our products; and these competitors may also be more successful than us in manufacturing and marketing their products.

In addition, we may need to develop our current or future product candidates in collaboration with diagnostic companies, and we will face competition from other companies in establishing these collaborations. Our competitors will also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

The acquisition or licensing of pharmaceutical products is also very competitive. If we seek to acquire or license products, we will face substantial competition from a number of more established companies, some of which have acknowledged strategies to license or acquire products and many of which are bigger than us and have more institutional experience and greater cash positions or flows than we have. These more established companies may have competitive advantages over us, as may other emerging companies taking similar or different approaches to product licenses and/or acquisitions. In addition, a number of established research-based pharmaceutical and biotechnology companies may acquire products in late stages of development to augment their internal product lines, which may provide those companies with an even greater competitive advantage.

Supply and Manufacturing

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers, including a single-manufacturer to make the NXP800 drug substance and a single-manufacturer to make the NXP800 drug product. With respect to NXP900, to date, the drug substance has been manufactured by a non-good manufacturing practices (“non-GMP”) manufacturer for research purposes at lab scale. We will need to identify a third-party manufacturer(s) compliant with current good manufacturing practices (“cGMP”) for the production of NXP900 drug substance and drug product. With any supply program, obtaining raw materials of the correct quality cannot be guaranteed and we cannot ensure that we will be successful in these endeavors.

We plan to continue to rely on third-party manufacturers for the supply of NXP800 and NXP900, for manufacture of future additional product candidates, for preclinical testing as well as for clinical trials and commercial manufacture if our current or future product candidates receive marketing approval.

GOVERNMENT REGULATION

Numerous governmental authorities, principally the FDA, as well other state and foreign regulatory agencies impose substantial regulatory requirements upon the clinical development, manufacture and marketing of our product candidates, as well as our ongoing research and development activities. Before marketing in the U.S., any drug that we develop must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the Food, Drug and Cosmetic Act of 1930. The FDA regulates, among other things, the pre-clinical and clinical testing, safety, efficacy, approval, manufacturing, record keeping, adverse event reporting, packaging, labeling, storage, advertising, promotion, export, sale and distribution of biopharmaceutical products. If we fail to comply with applicable FDA or other legal requirements, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences may include, among other things, the FDA’s denial of our pending applications, the issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

The clinical testing and approval processes require substantial time, effort, and financial resources, and we cannot be certain that any approvals for our current or future product candidates will be granted on a timely basis, if at all. We, along with our vendors, contract research organizations and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial requirements of the FDA, as well as those of any other governing regulatory agency of the countries in which we wish to conduct studies or seek approval of our current or future product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

Preclinical and clinical trials for drugs

Before testing any drug in humans, a product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and address use concerns. The conduct of preclinical studies is subject to federal and state regulations and requirements, including good clinical practice (“GCP”) requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data must be submitted to the FDA as part of an IND application. An IND application is a request for authorization from the FDA to administer an investigational product to humans and must become effective before clinical trials may begin. Some long-term preclinical testing may continue after the IND application is submitted. An IND application automatically becomes effective 30 days after receipt by the FDA unless the FDA raises concerns or questions about any portion of the IND application and imposes a clinical hold. In such a case, the IND sponsor and the FDA need to resolve any outstanding concerns before the clinical trial can begin. Submission of an IND application may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND application. A separate submission to an existing IND application must also be made for each successive clinical trial conducted during product development of a product candidate, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin.

Clinical development of product candidates to support New Drug Applications (“NDAs”) are typically conducted in three sequential phases, which may overlap:

➢	Phase 1: The investigational product is initially introduced into healthy human volunteers. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism, excretion and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of efficacy. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

➢	Phase 2: This phase typically involves administration of the investigational product to a limited patient population with a specified disease or condition to determine optimal dosages, dosage tolerance and dosing schedule, to identify possible adverse side effects and safety risks, and to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases.

➢	Phase 3: This phase typically involves administration of the investigational product to an expanded patient population to provide significant evidence of clinical efficacy and to further test for safety, generally at multiple and often geographically dispersed clinical trial sites. These clinical trials are intended to provide the primary basis for the overall risk/benefit ratio of the investigational product and to enable regulatory decision-making of product approval and physician labeling. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

➢	Phase 4: Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Expedited development and review programs

The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, breakthrough therapy designation and priority review designation.

A new drug is eligible for fast track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need for such disease or condition. Fast track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review of a marketing application once a marketing application is filed, meaning that the agency may review portions of the application before the sponsor submits the complete application, as well as priority review, discussed below. In addition, a new drug may be eligible for breakthrough therapy designation if it is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation provides all the features of fast track designation in addition to intensive guidance on an efficient drug development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate. Drugs or biologics designated as breakthrough therapies are also eligible for accelerated approval of their respective marketing applications.

Finally, the FDA may designate a product for priority review if it is a drug or biologic that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for a new molecular entity NDA from the date of filing.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, breakthrough therapy designation and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.

Other regulatory matters

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services (“CMS”) an agency within the U.S. Department of Health and Human Services (“HSS”), other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

Other healthcare laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations. For a description of these risks, please see the section entitled “Risk Factors.”

Current and future healthcare reform legislation

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our current or future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

In recent years, there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for pharmaceutical products. Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, making this area subject to ongoing uncertainty.

Other U.S. environmental, health and safety laws and regulations

We may be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Government regulation of drugs outside of the United States

In addition to regulations in the United States, there are a variety of foreign regulations governing clinical trials and commercial sales and distribution of any product candidates. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT

As of March 22, 2022, we had 8 full-time employees. Additionally, we have retained and may retain in the future, a number of expert consultants and vendors that help navigate us through and execute the different aspects of our business. We consider our relationship with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Our human capital management objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our new and existing employees. The principal purpose of our equity incentive plan is to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards and cash-based bonus awards.

Item 1A.                             Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, before making a decision to invest in our common stock. Our business, results of operations, financial condition and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, platform, reputation, brand, results of operations, financial condition and prospects could be materially and adversely affected. In such event, the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Finances and Capital Requirements

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical stage biopharmaceutical company with a limited operating history. We were incorporated in Delaware in July 2020 and commenced operations in May 2021. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying, investigating, licensing and evaluating potential product candidates, and establishing arrangements with third parties for the manufacture of initial quantities of our lead product candidate and component materials. Our lead product candidate is in early clinical development, and our second drug candidate is in preclinical development. We have not yet demonstrated our ability to successfully initiate, conduct or complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate.

We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities related to the full product life cycle. We may not be successful in such a transition.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that our current or potential future product candidates will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and initiated our first clinical trial in December 2021. We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as the COVID-19 pandemic.

We have incurred losses in each period since we commenced operations. Since inception through the end of December 31, 2021, we had an accumulated deficit of $12.9 million. Those losses mainly include the following: (1) In June 2021, in connection with the exclusive licensing agreement related to our lead product candidate, NXP800, we paid an upfront payment of $3.5 million, and (2) In September 2021, in connection with the exclusive licensing agreement related to NXP900, we also paid an upfront payment of $3.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we continue our research and development efforts and submit IND applications for our lead product candidate; conduct preclinical studies and clinical trials for our current and future product candidates; seek marketing approvals for any current or future product candidate that successfully completes clinical trials; experience any delays or encounter any issues with any of the above; establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any current or future product candidates for which we may obtain regulatory approval; obtain, expand, maintain, enforce and protect our intellectual property portfolio; hire additional clinical, regulatory and scientific personnel; and operate as a public company.

Our lead product candidate, NXP800, is in clinical development and our second product candidate, NXP900, is in the preclinical stage of development. Both product candidates will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. The Phase 1 study for NXP800 started in December 2021 and NXP900 has yet to enter clinical trials. To date, we have not generated any revenue from our product candidates. Our ability to generate revenue will depend on a number of factors, including, but not limited to:

➢	the timely completion of our preclinical studies and clinical trials, which may be significantly slower or more costly than anticipated and will depend upon the performance of third-party contractors;

➢	successful submissions of IND applications to the FDA and any additional comparable applications;

➢	completion of IND enabling studies necessary for the IND or comparable submission, as appropriate;

➢	whether we are required by the FDA or similar foreign regulatory authorities to conduct additional clinical trials or other studies to support the approval and commercialization of our current or future product candidates;

➢	the FDA’s and similar foreign regulatory authorities’ acceptance of the safety, potency, purity, efficacy and risk to benefit profile of our current or future product candidates;

➢	the prevalence, duration and severity of potential side effects or other safety issues experienced with our current or future product candidates, if any;

➢	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

➢	the actual and perceived availability, cost, risk profile and safety and efficacy of our current or future product candidates, if approved, relative to existing and future alternative cancer therapies and competitive product candidates and technologies;

➢	our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our current or future product candidates, to remain in good standing with regulatory authorities and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP;

➢	our ability to successfully develop a commercial strategy and to commercialize any current or future product candidate in the United States and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;

➢	patient demand for our current or future product candidates, if approved; and

➢	our ability to establish and enforce intellectual property rights in and to our current or future product candidates.

Many of the factors listed above are beyond our control and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercializing our current and future product candidates. Even if we can commercialize any current or future product candidates, we may not achieve profitability soon after generating product sales, if ever.

We will require substantial additional funding. Raising additional capital may cause dilution to our existing stockholders, or require us to relinquish proprietary rights. If we are unable to raise capital as needed, we may be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our discovery and preclinical development activities to identify new product candidates and initiate clinical trials of, and seek marketing approval for, any of our current or future product candidates. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future commercialization efforts.

Major public health issues, and specifically the pandemic caused by the coronavirus COVID-19 outbreak, could have an adverse effect on our clinical trials, financial condition, results of operations, and other aspects of our business.

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. During 2021, there was a wide distribution of several vaccinations and medicines to overcome the pandemic. We have shifted our operations to co-exist along with the pandemic, including encouragement of vaccinations to all of our employees worldwide.

The uncertainty to which the COVID-19 pandemic impacts the Company’s business, affects management’s judgment and assumptions relating to accounting estimates in a variety of areas that depend on these estimates and assumptions. COVID-19 did not have a material influence on these estimates and judgements since the Company began operations in 2021.

The Company continues to face relative uncertainty as to the remaining intensity and duration of and the nature and timeline for recovery from the COVID-19 pandemic going forward and how all of that impacts the Company, including the extent to which potentially permanent changes clinical trial operations have been caused by the pandemic. The Company has taken the approach of managing the pandemic (to the extent that it continues to remain a significant factor) via strengthening its balance sheet and cash assets and avoiding debt while focusing on cost controls. Some factors from the COVID-19 outbreak or any outbreak caused by any variant of COVID-19 that may delay or otherwise adversely affect our clinical trial programs, as well as adversely impact our business generally, include:

➢	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical sites, and delays enrolling patients in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not otherwise being able to complete study assessments, particularly for older patients or others with a higher risk of contracting COVID-19;

➢	diversion of healthcare resources, including clinical trial investigators and staff, away from the conduct of clinical trials to focus on pandemic concerns which could result in delays to our partner companies’ clinical trials;

➢	limitations on travel, including limitations on domestic and international travel, and government-imposed quarantines or restrictions imposed by key third parties that could interrupt key trial activities, such as clinical trial site initiations and monitoring;

➢	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, or production slowdowns or stoppages;

➢	disruptions and delays caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home across the healthcare system; and

➢	disruptions in or delays to regulatory approvals, inspections, reviews or other regulatory activities as a result of the spread of COVID-19 affecting the operations of the FDA or other regulatory authorities.

We currently rely on third parties for certain functions or services in support of our clinical trials and key areas of our operations. If these third parties themselves are adversely impacted by restrictions resulting from the COVID-19 outbreak, we will likely experience delays and/or realize additional costs. As a result, our ability to commence and complete clinical trials in timely fashion, obtain regulatory approvals for, and to commercialize, our current and future product candidates may be delayed or disrupted.

Risks Related to the Development of our Product Candidates

Our discovery and preclinical development approach focuses on the development of precision medicines for patients with genetically defined cancers and may never lead to marketable products.

The patient populations for our product candidates and potential future product candidates are limited to those with specific target mutations and may not be completely defined but are substantially smaller than the general treated cancer population and we will need to screen and identify these patients with the targeted mutations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our current product candidates or any future product candidate and, if necessary, developing companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our products and achieve profitability. In addition, even if our approach is successful in showing clinical benefit by downregulating the HSF1 pathway in tumors harboring an ARID1a mutation or alteration, we may never successfully identify additional oncogenic mutations for other genes. We do not know if our approach of treating patients with genetically defined cancers will be successful; and if our approach is unsuccessful, our business will suffer.

We are very early in our development efforts and are substantially dependent on our lead product candidate, NXP800. If we are unable to advance NXP800, NXP900 or any of our other future product candidates through preclinical and clinical development, obtain regulatory approval and ultimately commercialize NXP800, NXP900 or any of our other future product candidates, or experience significant delays in doing so, our business will be materially harmed.

NXP800, our lead product candidate, is only now starting to be tested in human subjects. Our ability to generate product revenues will depend heavily on the successful clinical development and eventual commercialization of NXP800 or future product candidates. Our second drug candidate, NXP900, has begun IND-enabling studies or similar studies required by a foreign regulatory agency. Depending on the results of these IND-enabling studies, we may not be able to submit an IND application with the FDA or a similar submission with a foreign regulatory agency and, therefore, may not be able to conduct clinical trials for NXP900. In addition, our drug development programs may contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves receive marketing authorization from the FDA or certain other foreign regulatory agencies before they may be marketed. If a companion diagnostic is essential to the safe and effective use of any of our current and future product candidates, the FDA must conclude that the companion diagnostic meets the applicable standard for safety and effectiveness or for substantial equivalence for use with our product candidates before either the product candidates or companion diagnostic may be marketed in the United States.

Negative results in the development of our lead product candidate may also prevent or delay our ability to continue or conduct clinical programs or receive regulatory approvals for our other future product candidates. For example, although we believe, based on preclinical studies of OCCC models that demonstrated tumor growth inhibition, that this cancer type might be particularly sensitive to NXP800, this may not prove true in clinical testing for any or all of the target indications. Moreover, anti-tumor activity may be different in each tumor type that we plan to evaluate in clinical trials. Therefore, even though we plan to potentially pursue tumor-agnostic clinical development of NXP800, the tumor response may be low in patients with some cancers compared to others. As a result, we may be required to discontinue development of NXP800 for patients with those tumor types and/or mutations due to insufficient clinical benefit, while continuing development in a more limited population of patients. Consequently, in order to obtain regulatory approval, we may have to reach agreement with the FDA on defining the optimal patient population, study design and size, any of which may require significant additional resources and delay our clinical trials and ultimately the approval, if any, of any of our other future product candidates.

We may experience setbacks that could delay or prevent regulatory approval of, or our ability to commercialize, our current or future product candidates, including:

➢	negative or inconclusive results from our preclinical studies or clinical trials or positive results from the clinical trials of others for product candidates similar to ours leading to their approval, and evolving to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

➢	product-related side effects experienced by patients or subjects in our clinical trials or by individuals using drugs or therapeutics that we, the FDA, other regulators or others view as relevant to the development of our current or future product candidates;

➢	delays in submitting IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

➢	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials, including our clinical endpoints;

➢	delays in enrolling subjects in clinical trials, including due to the COVID-19 pandemic, and completion of clinical trials, including under GCP or good laboratory practice (“GLP”) requirements;

➢	inability to maintain compliance with regulatory requirements, including cGMPs, and complying effectively with other requirements pertaining to the quality of our current or future product candidates;

➢	high drop-out rates of subjects from clinical trials;

➢	inadequate supply or quality of our current or future product candidates or other materials necessary for the conduct of our clinical trials;

➢	greater than anticipated clinical trial costs;

➢	inability to compete with other therapies;

➢	poor efficacy of our current or future product candidates during clinical trials;

➢	trial results taking longer than anticipated;

➢	trials being subjected to fraud or data capture failure or other technical mishaps leading to the invalidation of our trials;

➢	the results of our trials not supporting application for conditional approval in the European Union;

➢	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;

➢	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

➢	delays related to the impact of the spread of the COVID-19 pandemic, including the impact of COVID-19 on the FDA’s ability to continue its normal operations;

➢	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical development generally or with respect to our technology in particular; or

➢	varying interpretations of data by the FDA and similar foreign regulatory agencies.

In addition, because we have limited financial and personnel resources and are focusing primarily on developing our lead product candidate, we may forgo or delay pursuit of other future product candidates that may prove to have greater commercial potential and may fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

Clinical drug development involves a lengthy and expensive process with uncertain outcomes, clinical trials are difficult to design and implement, and any of our clinical trials could produce unsuccessful results or fail at any stage in the process.

Clinical trials conducted on humans are expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the process. Additionally, any positive results of preclinical studies and early clinical trials of a drug candidate may not be predictive of the results of later-stage clinical trials, such that drug candidates may reach later stages of clinical trials and fail to show the desired safety and efficacy traits despite having shown indications of those traits in preclinical studies and early-stage clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in preclinical studies or earlier phases of clinical trials. Therefore, the results of any future clinical trials we conduct may not be successful.

Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

➢	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;

➢	delay or failure in obtaining authorization to commence a trial, including approval from the appropriate independent review board (“IRB”) to conduct testing of a candidate on human subjects, or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

➢	delay in reaching, or failure to reach, agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

➢	inability, delay or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;

➢	delay or failure in recruiting and enrolling suitable volunteers or patients to participate in a trial;

➢	delay or failure in developing and validating companion diagnostics, if they are deemed necessary, on a timely basis;

➢	failure of patients to complete a trial or return for post-treatment follow-up;

➢	inability to monitor patients adequately during or after treatment;

➢	clinical sites and investigators deviating from trial protocols, failing to conduct the trial in accordance with regulatory requirements or dropping out of a trial;

➢	failure to initiate or delay of or inability to complete a clinical trial as a result of a clinical hold imposed by the FDA or comparable foreign regulatory authority due to observed safety findings or other reasons;

➢	negative or inconclusive results in our clinical trials, and our decision to or regulators’ requirement that we conduct additional preclinical studies, clinical trials or that we abandon one or more of our product development programs; or

➢	inability to manufacture sufficient quantities of a drug candidate of acceptable quality for use in clinical trials.

We rely and plan to continue to rely on CROs, contract manufacturing organizations (“CMOs”) and clinical trial sites to ensure the proper and timely conduct of our clinical trials. Although we have and expect that we will have agreements in place with CROs and CMOs governing their contracted activities and conduct, we will have limited influence over their actual performance. As a result, we ultimately do not and will not have control over a CRO’s or CMO’s compliance with the terms of any agreement it may have with us, its compliance with applicable regulatory requirements, or its adherence to agreed-upon time schedules and deadlines, and a future CRO or CMO’s failure to perform those obligations could subject any of our clinical trials to delays or failure.

Further, we may also encounter delays if a clinical trial is suspended or terminated by us, by any IRB or ethics committee, by a Data Safety Monitoring Board, or by the FDA or European Medicines Agency (“EMA”), or other regulatory authority. A suspension or termination may be due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities, exposing participants to health risks caused by unforeseen safety issues or adverse side effects, development of previously unseen safety issues, failure to demonstrate a benefit from using a drug candidate, or changes in governmental regulations or administrative actions. Therefore, we cannot predict with any certainty the schedule for commencement or completion of any currently ongoing, planned or future clinical trials.

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval for our current or future product candidates.

If we experience delays in the commencement or completion of, or suspension or termination of, any clinical trial for our drug candidates, the commercial prospects of the drug candidate could be harmed, and our ability to generate product revenues from the drug candidate may be delayed or eliminated. In addition, any delays in completing our clinical trials will increase our costs, slow down our drug candidate development and approval process and jeopardize regulatory approval of our drug candidates and our ability to commence sales and generate revenues. The occurrence of any of these events could harm our business, financial condition, results of operations and prospects significantly.

Difficulty in enrolling patients could delay or prevent clinical trials of our current or future product candidates.

Identifying and qualifying patients to participate in clinical studies of our current or future product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our current or future product candidates and we may experience delays in our clinical trials if we encounter difficulties in enrollment. Further, because we are focused on patients with specific indications and genetic mutations, our ability to enroll eligible patients may be limited and may result in slower enrollment than we anticipate. Our clinical trials will compete with other clinical trials for current or future product candidates that are in the same therapeutic areas as our current or future product candidates, which may reduce the number and types of patients available to us.

Clinical trials may be subject to delays as a result of patient enrollment taking longer than anticipated or greater than anticipated subject withdrawal. We may not be able to initiate or continue clinical trials for our current or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. The enrollment of patients depends on many factors, including:

➢	patient eligibility and exclusion criteria defined in the protocol;

➢	the size of the patient population required for analysis of the clinical trial’s primary endpoints and the process for identifying patients;

➢	potential disruptions caused by the COVID-19 pandemic, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of health care resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;

➢	the proximity of patients to clinical trial sites;

➢	the design of the trial;

➢	our ability to recruit clinical trial investigators with the appropriate competencies and expertise;

➢	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;

➢	the availability of competing commercially available therapies and other competing product candidates’ clinical trials;

➢	our ability to obtain and maintain clinical trial subject informed consents; and

➢	the risk that subjects enrolled in clinical trials will drop out of the trials before completion.

If we are unable to locate and enroll sufficient eligible patients to participate, as required by the FDA or similar regulatory authorities, we may be unable to initiate or continue clinical trials for our current or future product candidates. If necessary, we intend to engage third parties to develop companion diagnostics for use in our clinical trials. If such third parties are unsuccessful, our difficulty in identifying patients with the targeted genetic mutations for our clinical trials would be increased. If we are unable to include patients with the targeted genetic mutations or patients with well-defined serious unmet medical needs, we may be unable to participate in the FDA’s expedited review and development programs, including breakthrough therapy designation and fast track designation, or otherwise seek to accelerate clinical development and regulatory timelines.

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, potency, purity, efficacy or any other necessary pharmacological properties of any of our current or future product candidates, which would prevent or delay development, regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our current or future product candidates, including NXP800 and NXP900, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our current or future product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our current product candidates are in an early stage of development, there is a high risk of failure.

The results of preclinical studies and early clinical trials of our current or future product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be effective in subsequent clinical trials. Additionally, while we initiated the first clinical trial for NXP800 in December 2021, clinical trials for any of our current or future product candidates, as is the case with all oncology drugs, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our current or future product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment into the study or patient willingness to remain in the study and therefore affect our ability to complete clinical trials. Drug-related side effects could also result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

The FDA and comparable foreign regulatory authorities may not accept data from any preclinical or clinical trials we may conduct in foreign countries.

The FDA’s acceptance of data generated for patients recruited outside the United States from clinical trials conducted in whole or in part outside the United States may be subject to certain conditions, if accepted at all.

Although the FDA has the authority to accept foreign data as part or even the sole basis for marketing approval, the FDA generally does not approve an application on the basis of foreign data alone unless (i) the data is applicable to the U.S. population and U.S. medical practice, (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations, and (iii) the FDA’s clinical trial requirements were met. Many foreign regulatory authorities have similar approval requirements. In addition, any clinical study conducted in whole or in part outside of the United States would be subject to the applicable local laws of the jurisdiction where the trial was conducted. We cannot guarantee that the FDA or comparable foreign regulatory authority will accept data from trials conducted in whole or in part outside of the United States, which may result in the need for additional trials.

We may not be able to submit IND applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

Our CTA for NXP800 with the MHRA was approved and an IND submission for NXP800 to the FDA is expected in the second quarter of 2022. However, if we experience manufacturing delays or any other delays, we may be unable to file additional CTAs, IND applications or other clinical research authorizations for other product candidates on our expected timelines. Moreover, while we have obtained MHRA approval of the CTA, we cannot be sure that submission of an IND application will result in the FDA allowing our planned clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Any failure to file CTAs, IND applications or other clinical research authorizations will adversely impact our expected timelines to obtain regulatory acceptance for the commencement of our trials and may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

We currently have no marketing and sales organization and have limited experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell any approved product candidates, we may not be able to generate product revenue.

We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. If we are unable or decide not to establish internal sales, marketing, and distribution capabilities, we may pursue arrangements with third-party sales, marketing, and distribution collaborators regarding the sales and marketing of our products, if approved.

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

While we believe that our scientific knowledge, technology, and development expertise provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceuticals, specialty pharmaceuticals and biotechnology companies, academic institutions and government agencies, and public and private research institutes that conduct research, development, manufacturing, and commercialization. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, regulatory approvals, and product marketing than we do. Our competitors may compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient recruitment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license, or commercialize products earlier or more successfully than we do.

If our product candidates, NXP800 and NXP900, are approved for the indications for which we are currently conducting or planning preclinical and clinical trials, they will likely compete with competitor drugs and other drugs that are currently in development. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market.

Risks Related to Government Regulation

Denial of or delay in our receipt of required regulatory approvals may prevent or delay commercialization of our current or future product candidates and our ability to generate revenue may be materially impaired.

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are, and will remain, subject to extensive regulation by the FDA in the United States and by the respective regulatory authorities in other countries where regulations differ. We will not be permitted to market our current or future product candidates in the United States until we receive the respective approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from the respective regulatory authorities in such countries. The time required to obtain regulatory approval, if any, by the FDA, EMA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities and the type, complexity and novelty of the product candidates involved. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical studies or clinical trials.

Obtaining regulatory approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process, and in many cases the inspection of manufacturing, processing, and packaging facilities by the regulatory authorities. Our current or future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use, or there may be deficiencies in cGMP compliance by us or by our CMOs that could result in the candidate not being approved. Moreover, we have not obtained regulatory approval for any drug candidate in any jurisdiction and it is possible that none of our existing drug candidates or any drug candidates we may seek to develop in the future will ever obtain regulatory approval.

Our drug candidates could fail to receive, or could be delayed in receiving, regulatory approval for many reasons, including any one or more of the following:

➢	the FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

➢	we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication;

➢	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for approval;

➢	we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;

➢	the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

➢	the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

➢	upon review of our clinical trial sites and data, the FDA or comparable foreign regulatory authorities may find our record keeping or the record keeping of our clinical trial sites to be inadequate;

➢	the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies may fail to meet the requirements of the FDA, EMA or comparable foreign regulatory authorities;

➢	the FDA, EMA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing internally or with partners; and

➢	the change of the medical standard of care or the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner that renders our clinical data insufficient for approval.

The time and expense of the approval process, as well as the unpredictability of future clinical trial results and other contributing factors, may result in our failure to obtain regulatory approval to market NXP800, NXP900 or any other drug candidates we may seek to develop in the future, which would significantly harm our business, results of operations and prospects. In such case, we may also not have the resources to conduct new clinical trials and/or we may determine that further clinical development of any such drug candidate is not justified and may discontinue any such programs.

In addition, even if we were to obtain regulatory approval in one or more jurisdictions, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may not approve prices we may propose to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials (referred to as “conditional” or “accelerated” approval depending on the jurisdiction), or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Any of the foregoing circumstances could materially harm the commercial prospects for our drug candidates.

Obtaining and maintaining regulatory approval of our current or future product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our current or future product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of any of our current or future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions. For example, even if the FDA grants regulatory approval of a product candidate, similar foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Drug product approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining similar foreign regulatory approvals and compliance with similar foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our current or future product candidates will be harmed.

Even if we receive regulatory approval of our current or future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our current or future product candidates.

If any of our current or future product candidates are approved, activities such as the manufacturing, labeling, packaging, storage, advertising, promotion, sampling, and record keeping for the products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMP regulations. Drug manufacturers and any CMOs responsible for any product manufacturing processes are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and any applicable foreign equivalents. As such, we and our CMOs will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, other marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

The FDA or a comparable foreign regulatory authority may also impose requirements for costly post-marketing nonclinical studies or clinical trials (often called “Phase 4 trials”) and post-marketing surveillance to monitor the safety or efficacy of the product. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, production problems or issues with the facility where the product is manufactured or processed, such as product contamination or significant not-compliance with applicable cGMP regulations, a regulator may impose restrictions on that product, the manufacturing facility or us. If we or our third-party providers, including our CMOs, fail to comply fully with applicable regulations, then we may be required to initiate a recall or withdrawal of our products.

Later discovery of previously unknown problems with our current or future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in the following, among other things:

➢	restrictions on the manufacturing of the product, the approved manufacturers or the manufacturing process;

➢	restrictions on the labeling or marketing of a product;

➢	restrictions on product distribution or use;

➢	requirements to conduct post-marketing studies or clinical trials;

➢	withdrawal of the product from the market;

➢	product recalls;

➢	warning or untitled letters from the FDA or comparable notice of violations from foreign regulatory authorities;

➢	refusal of the FDA or other applicable regulatory authority to approve pending applications or supplements to approved applications;

➢	fines, restitution or disgorgement of profits or revenues;

➢	suspension or withdrawal of marketing approvals;

➢	suspension of any of our ongoing clinical trials;

➢	product seizure or detention or refusal to permit the import or export of products; and

➢	consent decrees, injunctions or the imposition of civil or criminal penalties.

In addition, regulatory authorities’ policies (such as those of the FDA or EMA) may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our current or future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are otherwise not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval of our current or future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, this may adversely affect, or even lead to the rescission of, the marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

A variety of risks associated with marketing our current or future product candidates internationally could materially adversely affect our business.

We plan to seek regulatory approval of our current or future product candidates outside of the United States and expect that we will be subject to additional risks related to operating in foreign countries including: differing regulatory requirements; unexpected changes in tariffs, trade barriers, price and exchange controls; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations that result in increased operating expenses, reduced revenue, and other obligations incident to doing business in another country; potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations; and challenges enforcing our contractual and intellectual property rights, especially in countries that do not recognize intellectual property rights to the same extent as the United States.

The insurance coverage and reimbursement status of newly approved products is uncertain. Our current or future product candidates may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices, or healthcare reform initiatives, which would harm our business. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

Adverse pricing limitations may hinder our ability to recoup our investment in one or more of our current or future product candidates, even if any such current or future product candidate we may develop obtains marketing approval.

Our ability to successfully commercialize any current or future product candidates will depend in part on the coverage and reimbursement for the products and related treatments from government health administration authorities and third-party payors, such as private health insurers and health maintenance organizations. These organizations decide which medications they will pay for and establish reimbursement levels. If coverage and adequate reimbursement is not available, or the approved reimbursement amount is not high enough, we may be unable to establish or maintain pricing sufficient to generate a return on our investment and may be unable to successfully commercialize our current or future product candidates. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is a covered benefit under its health plan, safe, effective and medically necessary, appropriate for the specific patient, cost-effective, and neither experimental nor investigational. If coverage and adequate reimbursement is not available, or the approved reimbursement amount is not high enough, we may be unable to establish or maintain pricing sufficient to generate a return on our investment and may be unable to successfully commercialize our current or future product candidates.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In general, the prices of medicines under such systems are substantially lower than in the United States.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products, and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize our current or future product candidates, and our overall financial condition.

Healthcare legislative measures and changes in policies, funding, staffing and leadership at the FDA and other agencies could hinder or prevent the commercial success of our products.

In the United States, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations and the future results of operations of our potential customers.

In recent years, there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several recent government inquiries as well as federal and state legislation designed to, among other things, increase drug price transparency, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government reimbursement for drug products. Congress and the executive branch have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs, making this area subject to ongoing uncertainty. At the state level in the United States, legislatures have also increasingly passed legislation and implemented regulations designed to control drug product pricing.

While we cannot predict what impact these laws or policies will have in general or specifically on any product we may commercialize in the future, such efforts by the government and payors may result in downward pressure on reimbursement, which could negatively affect market acceptance of new products. Any rebates, discounts, taxes costs or regulatory or systematic changes on healthcare may have a significant effect on our profitability in the future.

Given recent federal and state government initiatives directed at lowering the total cost of healthcare, the executive branch, Congress and state legislatures will likely continue to focus on healthcare reform and the reform of the Medicare and Medicaid programs. While we cannot predict the full outcome of any such government action or legislation, it may harm our ability to market our products and generate revenues.

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and effectiveness can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

Our future relationships with customers and third-party payors in the United States and elsewhere may be subject to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any current or future product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

➢	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;

➢	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

➢	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

➢	the federal Open Payments program, which requires manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to “payments or other transfers of value” made to “covered recipients,” which include physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals) and applicable manufacturers. Applicable group purchasing organizations also are required to report annually to CMS the ownership and investment interests held by the physicians and their immediate family members. The SUPPORT for Patients and Communities Act added to the definition of covered recipient practitioners including physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse-midwives effective in 2022. Data collection began on August 1, 2013 with requirements for manufacturers to submit reports to CMS by March 31, 2014 and 90 days after the end of each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014; and

➢	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In November 2020, HHS finalized significant changes to the regulations implementing the Anti-Kickback Statute, as well as the Physician Self-Referral Law and the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the healthcare industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our businesses. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our businesses.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations may involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also may produce hazardous waste products. We currently contract with third parties for the conduct of our manufacturing efforts and preclinical studies and clinical trials and such third parties are responsible for disposal of these materials and wastes. However, we cannot eliminate our risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

Risks Related to our Intellectual Property

We currently hold a license to certain intellectual property rights relating to our lead product candidate, NXP800 and to NXP900, as well as intellectual property rights relating to other compounds that modulate HSF1 and the SRC and YES1 kinases. If we are unable to maintain patent and other intellectual property protection for NXP800 and NXP900, and to obtain and maintain patent and other intellectual property protections for our other current or future product candidates and technology, or if the scope of intellectual property protection obtained or maintained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize NXP800, NXP900 or any other current or future product candidates or technology may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our current or future product candidates, including NXP800 and NXP900, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business, as well as successfully defending these patents against third-party challenges. If we do not adequately protect our intellectual property rights, or if the intellectual property rights we are able to obtain are insufficiently broad and exclusive, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

We intend to rely upon a combination of patents, patent applications, confidentiality agreements, trade secret protection and license agreements to protect the intellectual property related to our current or future product candidates and technologies. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. We, or any current or future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. We may be also unable to exclusively license relevant technology and associated intellectual property developed by others. Therefore, we may miss potential opportunities to establish our patent position.

If we are unable to secure additional patent protection or maintain existing or future patent protection with respect to NXP800, NXP900, or any other proprietary products and technology we develop, our business, financial condition, results of operations, and prospects would be materially harmed.

We currently hold a license to certain intellectual property rights relating to NXP800, including its composition of matter and to other compounds that modulate HSF1. In addition, we hold a license to certain intellectual property relating to NXP900, including its composition of matter and to other compounds that inhibit the SRC and YES1 kinases.

In May 2021, we licensed one patent family covering the composition of matter for NXP800, including two issued U.S. patents covering the composition of matter for NXP800, as well as methods for using and making NXP800. Additionally, patents have been issued in major markets, including the U.S., the European Union, and Japan. The statutory expiration for the issued U.S. patents in this family is October 2034, without considering any patent extensions that may or may not be possible.

We have licensed a patent family directed to additional compounds that modulate HSF1. A patent from this family has been granted in the U.S., and has a statutory expiration of April 2036, without considering any patent extensions that may or may not be possible.

We have also licensed a patent family directed to deuterated compounds that modulate HSF1. Any U.S. patent that grants from this family would have a statutory expiration of October 2037, without considering any patent extensions or patent disclaimers that may or may not be possible.

As of August 26, 2021, we licensed one patent family covering the composition of matter for NXP900, which has been granted in the U.S., EU, Japan, China and is pending in the United Kingdom and Canada. The statutory expiration for patents in this patent family is April 2036, without considering any possible patent term extension.

If the scope of our patent protection, whether now or in the future, with respect to NXP800, NXP900 or our future product candidates and technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Any failure to obtain or maintain patent protection, through our own patents or through in-licensing, with respect to NXP800, NXP900 and our future product candidates would have a material adverse effect on our business, financial condition, results of operations and prospects.

Even if they are unchallenged, our patent applications, if issued, and any patents we may own or in-license now or in the future, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent any patents we may own or in-license in the future by developing similar or alternative technologies or therapeutics in a non-infringing manner. If the patent protection provided by our patent applications or any patents we may pursue with respect to our current or future product candidates is not sufficiently broad to impede competition, our ability to successfully commercialize our current or future product candidates could be negatively affected, which would harm our business.

Additionally, we cannot be certain that the claims in our patent applications covering composition of matter (or other related aspects) of our current or future product candidates or technology will be considered patentable by the USPTO, or by patent offices in foreign countries, or that the claims in any issued patents we may own or in-license in the future will be considered patentable by courts in the United States or foreign countries.

The issuance of a patent does not foreclose challenges to its inventorship, scope, validity or enforceability. Therefore, our owned and in-licensed patents may be challenged in the courts or patent offices in the United States and elsewhere. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part. Successful patent challenges could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and in-licensed patents may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, Patent Trial and Appeal Board trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

If we fail to comply with our obligations in our current license agreements, or in any future agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our current or future licensors, we could lose license rights that are important to our business.

We are currently party to a license which grants us certain intellectual property rights relating to our lead product candidate, NXP800, as well as other compounds that modulate HSF1, and to a license which grants us certain intellectual property rights relating to our second drug candidate, NXP900, as well as other compounds that inhibit the SRC and YES1 kinases. These agreements impose numerous obligations on us to maintain our licensing rights, including development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations. In spite of our efforts, our licensor might conclude that we have materially breached our license agreement and might therefore terminate the license agreement, thereby removing or limiting our ability to develop and commercialize NXP800 or NXP900 (and other compounds covered by the licenses).

Additionally, in the future, we may be party to other license or collaboration agreements with third parties to advance our research or allow commercialization of current or future product candidates. Such future agreements may impose numerous obligations, such as development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations on us and may require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our efforts, our future licensors might conclude that we have materially breached our future license agreements and might terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technologies covered by these license agreements.

Any termination of these current or future licenses, or failure of the underlying patents to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates, and competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our current or future product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by patents we may own or in-license in the future, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce, and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. Although we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, trade secrets can be difficult to protect and we have limited control over the protection of trade secrets used by our collaborators and suppliers.

If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, financial condition, results of operations and future prospects.

Third-party claims of intellectual property infringement, misappropriation or other violations may be costly and time consuming and may prevent or delay our product discovery and development efforts.

The intellectual property landscape around precision medicine is crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights; the outcome of which would be uncertain and could have a material adverse effect on the success of our business. We or any of our future licensors or strategic partners may be party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that our current or future product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our current or future product candidates, technologies or methods.

Third parties may assert that we are employing their proprietary technology without authorization. In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications covering our current or future product candidates or technology. If any such patent applications issue as patents, and if such patents have priority over our patent applications or patents we may own or in-license, we may be required to obtain rights to such patents owned by third parties which may not be available on commercially reasonable terms or at all, or may only be available on a non-exclusive basis.

In the event of a successful claim of infringement, misappropriation or other violation against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

Changes to patent law in the United States and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

Our success is heavily dependent on intellectual property, particularly patents. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we might obtain in the future.

We may be subject to claims challenging the inventorship or ownership of any intellectual property, including any patents we may own or in-license currently or in the future.

We may be subject to claims that former employees, collaborators or other third parties have an interest in any patents we may own or in-license currently or in the future, trade secrets, or other intellectual property as an inventor or co-inventor. Litigation may be necessary to defend against these and other claims challenging inventorship of any patents we may own or in-license in the future, trade secrets or other intellectual property.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information or alleged trade secrets of third parties or competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information or trade secrets of these third parties or our employees’ former employers or our consultants’ or contractors’ current or former clients or customers. Litigation or arbitration may be necessary to defend against these claims.

If we do not obtain patent term extension and data exclusivity for any of our current or future product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any of our current or future product candidates we may develop, one or more U.S. patents we may own or in-license in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following expiration of any patents that issue from our patent applications, and our business, financial condition, results of operations, and prospects could be materially harmed.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our marks of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing on other marks. We intend to rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to obtain a registered trademark or establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Risks Related to our Reliance on Third Parties

We plan to rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our current or future product candidates.

We plan to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support our preclinical studies and clinical trials under agreements with us. We rely upon, and plan to continue to rely upon, such third-party entities to execute our clinical trials and preclinical studies and to monitor and manage data produced by and relating to those studies and trials. However, in the future we may not be able to establish arrangements with CROs when needed or on terms that are acceptable to us, or at all, which could negatively affect our development efforts with respect to our drug candidates and materially harm our business, operations and prospects. As a result of the use of third-party contractors, we will have only limited control over certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies, including each of our clinical trials, is conducted in accordance with the applicable protocol, legal and regulatory requirements as well as scientific standards, and our reliance on any third-party entity will not relieve us of our regulatory responsibilities.

Based on our present expectations, we and our third-party contractors will be required to comply with GCP regulations for the clinical development of all of our drug candidates. If we or any of these third parties fail to comply with applicable GLP or GCP regulations, the clinical data generated in our preclinical and clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications, which we may not have sufficient cash or other resources to support and which would delay our ability to generate revenue from future sales of such drug candidate. Any agreements governing our relationships with CROs or other contractors with whom we currently engage or may engage in the future may provide those outside contractors with certain rights to terminate a clinical trial under specified circumstances. If such an outside contractor terminates its relationship with us during the performance of a clinical trial, we would be forced to seek an engagement with a substitute contractor, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and the applicable clinical trial would experience delays or may not be completed.

Large-scale clinical trials require significant additional financial and management resources and reliance on third-party clinical investigators, CROs, and consultants, which may cause us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs, or consultants on a timely basis, if at all.

If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, legal and regulatory requirements or for other reasons, our preclinical or clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval for, or successfully commercialize, our current or future product candidates. In addition, we will be unable to control whether or not they devote sufficient time and resources to our preclinical and clinical programs. These outside contractors may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. As a result, our operations and the commercial prospects for the effected drug candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. These contractors may also have relationships with other commercial entities, some of whom may compete with us. If our contractors assist our competitors to our detriment, our competitive position would be harmed.

If our relationships with any third parties conducting our studies are terminated, we may be unable to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. Switching or adding third parties to conduct our studies involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Although we carefully manage our relationships with third parties conducting our studies, we cannot assure you that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material and adverse effect on our business, financial condition and results of operations.

We rely, and expect to continue to rely, on the third-party manufacturers to manufacture our current or future product candidates. Reliance on third parties increases the risk that we will not have sufficient quantities of our products or such quantities at an acceptable quality and cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must rely on outside vendors to manufacture our current or future product candidates. We rely on a single CMO for manufacturing the NXP800 drug substance and the NXP800 drug product, which are manufactured at two different sites of the same CMO. We intend to continue our relationship with this CMO for the supply of NXP800; however, there can be no assurance that we will be able to retain this relationship on commercially reasonable terms, if at all. If we are unable to maintain this relationship, we could experience delays in our development efforts as we locate and qualify a new CMO. For the in vitro and in vivo experiments of NXP900 conducted to date, small, lab-scale, non cGMP material has been used. We will need to identify an appropriate cGMP CMOs for the manufacture of NXP900 drug substance and drug product, and there is no assurance that such CMOs will be successful in manufacturing NXP900 drug substance or product. If NXP800, NXP900 or any other drug candidate we may develop or acquire in the future receives regulatory approval, we will rely on one or more CMOs to manufacture the commercial supply of such drugs.

Our anticipated reliance on a limited number of third-party manufacturers exposes us to a number of risks, including:

➢	due to the limited number of potential manufacturers, and because the FDA requires inspection of any manufacturers’ cGMP compliance as part of our marketing application, we may be unable to identify manufacturers on acceptable terms, if at all;

➢	a new manufacturer would have to be educated in and develop substantially equivalent processes for, the production of our current or future product candidates;

➢	our third-party manufacturers might be unable to timely manufacture our current or future product candidates or produce the quantity and quality required to meet our clinical and commercial needs due to a variety of potential reasons including failure to achieve drug substance or drug product specifications, batch to batch inconsistencies, site or equipment contaminations, failed regulatory inspections, competition for production capacity and availability from other customers;

➢	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our current or future product candidates;

➢	our third-party manufacturers could breach or terminate their agreements with us;

➢	our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and commercial needs, if any;

➢	our third-party manufacturers may not perform as contractually agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products;

➢	drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and some state agencies in the United States, as well as foreign regulatory authorities, to ensure strict compliance with cGMP regulations and other regulatory requirements; and

➢	raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects.

Each of these risks could delay or prevent the completion of our preclinical or clinical trials or the approval of any of our current or future product candidates by the FDA or another foreign regulatory authority, result in higher costs or adversely impact commercialization of our current or future product candidates.

Although our agreements with our CMOs require them to perform according to certain cGMP requirements such as those relating to quality control, quality assurance and qualified personnel, we cannot control the conduct of our CMOs to implement and maintain these standards. If any of our CMOs cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA, EMA or other comparable foreign authorities, we could be prevented from obtaining regulatory approval for our drug candidates unless and until we engage a substitute CMO that can comply with such requirements, which we may not be able to do. Any such failure by any of our CMOs would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved.

If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Although we believe that our manufacturers’ procedures for using, handling, storing, and disposing of hazardous and biological materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury. In the event of an accident, local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. Further, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials.

Risks Related to Managing Growth and Employee Matters

We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chairman, Chief Executive Officer and President, our Chief Scientific and Business Officer and our Chief Development and Operations Officer. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 22, 2022, we had 8 full-time employees. We also contract for various services through consulting and vendor agreements. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, or we are not able to effectively build out new facilities to accommodate this expansion, we may not be able to successfully implement the tasks necessary to further develop and commercialize our current or future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance activities and initiatives.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which requires, among other things, that we file with the SEC, annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002 (“SOX”), as well as rules subsequently adopted by the SEC and the Nasdaq Capital Market to implement provisions of SOX, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.

Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees or as executive officers.

SOX requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. As a result, we are required to periodically perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of SOX. These efforts to comply with Section 404 will require the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal control over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal control, which could have an adverse effect on the market price of our stock.

Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we may collect, store, and transmit confidential information, including, but not limited to, information related to our intellectual property and proprietary business information, personal information, and other confidential information. We have outsourced elements of our operations to third party vendors, who each have access to our confidential information, which increases our disclosure risk. Although we have implemented internal security and business continuity measures, our information technology and other internal infrastructure systems may breakdown, incur damage or be interrupted by system malfunctions, natural disasters, terrorism, war, or telecommunication and electrical failures, as well as by inadvertent or intentional security breaches by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties, each of which could compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or other assets. Such a security breach may cause loss, damage, or disclosure of proprietary or confidential information, which could in turn result in significant legal and financial exposure and reputational damage that could adversely affect our business. Furthermore, the loss or corruption of clinical trial data from future clinical trials may result in delays in our regulatory approval efforts and could significantly increase our costs to recover or reproduce the data.

The costs related to significant security breaches or disruptions could be material and our insurance policies may not be adequate to compensate us for the potential losses arising from any such security breach. In addition, such insurance may not be available to us on economically reasonable terms, if at all, may not cover all claims made against us, and may have high deductibles. Furthermore, if the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Risks Related to Commercial Activities

If any of our current or future product candidates do not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues from any such current or future product candidate may be limited.

The use of precision medicines as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, and others in the medical community. We cannot predict whether physicians, patients, hospitals, cancer treatment centers, and government agencies or third-party payors will determine that our product is safe, therapeutically effective, and cost effective as compared with competing treatments. If our current or potential future product candidates do not achieve an adequate level of market acceptance, we may not generate significant product revenues and may not become profitable. Factors influencing acceptance of our current or future product candidates in the market, include: the clinical indications for which our product candidates are licensed; whether our product candidates are viewed as a safe and effective treatment; our ability to demonstrate our product’s advantages, including cost advantages, over alternative treatments; the prevalence and severity of any side effects of our products and of other precision medicines; product labeling or product insert requirements of the FDA or other regulatory authorities and limitations or warnings contained in the labeling; the timing of market introduction of our product candidates and competitive products; patient willingness to pay out-of-pocket in the absence of coverage by third-party payors and government authorities; and the effectiveness of our sales and marketing efforts.

If our current or future product candidates are licensed but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue. In addition, although our current or future product candidates may differ in certain ways from other precision medicine approaches, serious adverse events or deaths in other preclinical or clinical trials involving precision medicines, even if not ultimately attributable to our current or future products or product candidates, could result in increased government regulation, unfavorable public perception and publicity, potential regulatory delays in the testing or licensing of our current or future product candidates, stricter labeling requirements for those product candidates that are licensed, and a decrease in demand for any such product candidates.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our current or future product candidates.

We face an inherent risk of costly and time-consuming product liability lawsuits as a result of the planned clinical testing of our current or future product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our current or future product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our current or future product candidates. Failure to obtain or retain sufficient product liability insurance at an acceptable cost may prevent or inhibit the commercialization of products we may develop. Although we have clinical trial insurance, our insurance policies have various exclusions, and we may be subject to a claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that are not covered by or which exceed our insurance coverage, and we may not have sufficient capital to pay such amounts.

Risks Related to Ownership of our Common Stock

We do not know whether an active, liquid and orderly trading market will develop for our common stock or what the market price of our common stock will be and, as a result, it may be difficult for you to sell your shares of our common stock.

Prior to the pricing of our initial public offering on February 4, 2022, there was no public trading market for shares of our common stock. Although our common stock is listed on the Nasdaq Capital Market, an active trading market for our shares is still developing and may not be sustained in the future. The lack of an active market for our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable and may reduce the fair market value of their shares. Further, an inactive market may impair our ability to raise capital by selling shares of our common stock and to enter into strategic partnerships or acquire companies or products using our shares of common stock as consideration.

Our growth is subject to economic and political conditions.

Our business is affected by global and local economic and political conditions as well as the state of the financial markets, inflation, recession, financial liquidity, currency volatility, growth, and policy initiatives. There can be no assurance that global economic conditions and financial markets will not worsen and that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital, such as the adverse effects resulting from a prolonged shutdown in government operations both in the United States and internationally. Political changes, including war or other conflicts, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location.

We do not intend to pay dividends on our common stock in the foreseeable future, so any returns will be limited to the value of our stock, which may be volatile.

We plan to retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will be limited to the appreciation of their stock, which may never occur. Further, the trading price of our common stock is likely to be highly volatile and may be subject to wide fluctuations in response to various factors, some of which are beyond our control. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

If equity research analysts do not publish research or reports about our business or if they publish negative evaluations of or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us or our business. We do not control these analysts. We may never obtain research coverage by industry or financial analysts. If no or few analysts publish research reports on the Company or if analysts publish negative research reports about the Company, our stock price may significantly decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our current or future technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. Any equity or equity-related financing may dilute our stockholders may subject us to restrictive covenants and interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our current product candidates or any future product candidates that we may develop.

Additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our operations. If we are unable to raise additional capital as needed or on acceptable terms, we may be required to delay or discontinue any research, development or commercialization programs and may be unable to expand our operations or otherwise capitalize on our business opportunities. Further, we may be required to seek collaborators for potential product candidates earlier, or on less favorable terms, than might otherwise be desired, or to relinquish or license our rights to potential product candidates in markets where we otherwise would seek to pursue development or commercialization. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

As of March 22, 2022, our executive officers, directors, and 5% stockholders beneficially owned approximately 66.8% of our voting stock and anticipate that the same group will hold a significant portion of our outstanding voting stock for the foreseeable future. These stockholders will have the ability to influence us through their ownership position. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

Our failure to meet the continuing listing requirements of the NASDAQ Capital Market could result in a de-listing of our securities.

If we fail to satisfy the continuing listing requirements of NASDAQ, such as the corporate governance, stockholders’ equity or minimum closing bid price requirements, NASDAQ may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock. In the event of a delisting, we would likely take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including: exemption from the auditor attestation requirements of Section 404 of SOX, as amended; being permitted to provide only two years of our audited financial statements and correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; exemption from any Public Company Accounting Oversight Board requirement regarding audit firm rotation or an auditor report supplement providing additional information about the audit and financial statements; reduced disclosure obligations regarding executive compensation; and exemption from the nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We have elected to take advantage of certain of the reduced reporting obligations. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

Provisions in our certificate of incorporation, our bylaws, and Delaware law may discourage, delay, or prevent a change in control of our Company or changes in our management and, as a result, depress the trading price of our stock.

Provisions of our certificate of incorporation, our bylaws and Delaware law may deter unsolicited takeovers and/or delay or prevent a change in control of our Company, including transactions in which our stockholders might otherwise receive a premium for their shares.

In addition, the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, defined as a person who owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

The foregoing provisions and anti-takeover measures may limit the price that investors might be willing to pay in the future for shares of our Common Stock and may deter potential acquirers of our Company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

On May 3, 2021, we entered into a one-year lease for office space at 1 Bridge Plaza, 2nd Floor, Fort Lee, NJ 07024. We have taken possession of this space, which serves as our principal executive offices. Total rent expense over the full term of the lease will be approximately $15,000. We believe that our existing facilities are adequate to meet our current requirements. We plan to extend the lease prior to its expiration on May 3, 2022.

Item 3.	Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows. However, there is no certainty that any such future litigation that may arise would not have a material financial impact on our business. As of the date of this report, we were not a party to any material legal matters or claims.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Capital Market and trades under the symbol “NVCT.” We commenced trading on the NASDAQ Capital Market on February 4, 2022. Prior to that date, there was no public market for our common stock.

Equity Compensation Plans

On May 23, 2021 (the “Effective Date”), our Board of Directors (the “Board”) adopted the Centry Pharma, Inc. Global Equity Incentive Plan (the “2021 Plan”), which will continue in effect for ten years from the Effective Date. We intend to file one or more registration statements on Form S-8 under the Securities Act to register our shares issued or reserved for issuance under our equity incentive plans. The first such registration statement is expected to be filed soon after the date of this report and will automatically become effective upon filing with the SEC. Accordingly, shares registered under such registration statement will be available for sale in the open market, unless such shares are subject to vesting restrictions with us or lock-up restrictions pursuant to our initial public offering.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2021, with respect to all of our equity compensation plans in effect on that date:

			Number of
			securities
			remaining
			available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column 1)
Equity compensation plans approved by security holders, the 2021 Plan	375,063	$2.67	1,124,937
Equity compensation plans not approved by security holders	193,557	0.00	—
Total	568,620	$1.76	1,124,937

The Company’s 2021 Plan, which was amended upon the completion of the initial public offering in February 2022, has 1,500,000 shares of common stock available for issuance.

Holders

As of March 17, 2022, there were approximately 43 holders of record of our common stock. The number of beneficial holders of our common stock does not reflect shareholders who hold shares in street name through brokerage accounts or other nominees.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Recent Sales of Unregistered Securities

Since July 27, 2020, we have made the issuances of our unregistered securities described below. Also included is the consideration received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

During June and July 2021, the Company closed an investment agreement with its founders, directors, and certain new investors to issue 128,520 Series A Preferred shares, at a price of approximately $119.05 per share, for a total investment amount of approximately $15.3 million, in which $1.73 million were invested by related parties on the same terms as all other investors. These securities were offered and sold by us in reliance upon the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder in a transaction by an issuer not involving any public offering. All the Series A preferred shares were converted into 5,012,280 shares of common stock of the Company upon the completion of our initial public offering.

Use of Proceeds from Sales of Registered Securities

On February 4, 2022, our registration statement on Form S-1 (File No. 333-260099) and our registration statement on Form S-1MEF (File No. 333-262512) (collectively, the “Registration Statements”) were declared effective by the SEC. Pursuant to such Registration Statements, we sold an aggregate of 3,200,000 shares of our common stock at a price of $5.00 per share for aggregate net cash proceeds of approximately $13.6 million, which amount is net of $1.12 million in underwriter’s discounts, commissions and expenses, and $1.3 million of other expenses incurred in connection with the offering. We closed the offering on February 8, 2022. H.C. Wainwright & Co. acted as sole book-running manager for the offering.

We intend to use the net proceeds of this offering to fund the Phase 1/2 development of NXP800, to continue development and sponsored research related to our current product candidates or any future product candidate, hiring of additional personnel, capital expenditures, costs of operating as a public company and other general corporate purposes.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 8, 2022 pursuant to Rule 424(b) under the Securities Act. We invested the funds received in an interest-bearing money market account.

Item 6.	[RESERVED.]

Item 7.	Management’s Discussion and Analysis of the Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the development of novel targeted small molecule therapeutics for the treatment of cancer in genetically defined patient populations. Our precision medicine approach translates key scientific insights relating to the oncogenic drivers and pathway addiction of cancer into potent and highly selective anticancer drugs. In addition, we will investigate the relevance of specific mutations and other DNA alterations as a potential patient selection marker and to identify synthetic lethality targets. This work could support our use of a tumor agnostic development strategy wherein we enroll patients based on the cancer’s genetic and molecular features without regard to the type or location of the cancer. Since our inception in 2020, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet successfully completed any pivotal clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities.

Results of Operations

From our inception on July 27, 2020, through December 31, 2021, we did not generate any revenue. Our main activities through December 31, 2021 have been organizational and capital raising activities and the completion of the in-license agreements for our two drug candidates, NXP800 and NXP900, CTA filing with the MHRA and preparation for the Phase 1a clinical trial for NXP800, which commenced in December 2021, and preparing for our initial public offering.

For the year ended December 31, 2021, we incurred research and development expenses of $9.6 million, primarily related to the one-time upfront payments totaling $7.0 million paid out in connection with the exclusive license agreements for our product candidates, NXP800 and NXP900, and $0.9 million of non-cash equity-based expenses. During the period from our inception to December 31, 2020, we did not incur any research and development expenses.

For the year ended December 31, 2021, our general and administrative expenses were $3.3 million, primarily attributable to $1.0 million of non-cash equity-based expenses and $2.0 paid to certain third-party service providers and consultants. During the period from our inception to December 31, 2020, we did not incur any material general and administrative expenses.

As a result of the foregoing, our loss from operations for the year ended December 31, 2021 was $12.9 million, compared to a loss from operations of $10,000 for the period from our inception to December 31, 2020.

We expect our research and development and general and administrative expenses to increase substantially in the future as we begin the execution of our business plan for our two pipeline product candidates, NXP800 and NXP900 and continue to build-out our infrastructure to support such research and development activities.

Liquidity and Capital Resources

As of December 31, 2021, we had $5.7 million of cash and cash equivalents.

In June and July 2021, we completed a $15.3 million capital raise through the issuance of preferred stock which was paid out in connection with an exclusive licensing agreement related to our lead product candidate, NXP800. In June 2021 we paid an upfront payment of $3.5 million in connection with the NXP800 license agreement. In August 2021 we closed the exclusive license agreement related to our second product candidate, NXP900. In September 2021 we paid the upfront payment in connection with this license agreement, also in the amount of $3.5 million.

On February 4, 2022, we entered into an underwriting agreement with H.C. Wainwright & Co. (the “Underwriter”), as sole book-running manager, in connection with our initial public offering of common stock (the “IPO”). On February 4, 2022, we announced the pricing of our IPO of 3,200,000 shares of common stock for a price of $5.00 per share, less certain underwriting discounts and commissions. Upon closing of the IPO, we issued 128,000 representative warrants, with an exercise price of $6.25, to purchase common stock to the Underwriter, equaling 4% of the total shares sold in the IPO. We also granted the Underwriter a 30-day option to purchase up to 480,000 additional shares of common stock to cover any over-allotments (the “Over-Allotment Option"), and the right to receive, upon exercise of the Over-allotment Option, a number of additional warrants to purchase common stock totaling 4% of the shares sold in the IPO (including the 128,000 previously issued), on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO. No overallotment shares were purchased by the Underwriter and no Over-Allotment Options were granted to the Underwriter. As part of the UoE license agreement, the Company owes UoE $0.4 million associated with this fund raising. We will pay UoE 2.5% of the gross amount of each of the Company’s future fund raisings up to a cumulative total of $3.0 million, including this $0.4 million.

The IPO closed on February 8, 2022, with a result of gross proceeds of $16.0 million, before deducting underwriting discounts and expenses (for net proceeds of $13.6 million). The sole book-running manager did not exercise the over-allotment option which has already expired. We believe that the proceeds from our IPO will enable us to fund our operating expenses and capital expenditures through at least the next 12 months from the issuance of our financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future viability in the long term is dependent on our ability to raise additional capital to finance our operations.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our current or future product candidates, including payments of milestones and sponsored research commitments associated with our license agreements for NXP800 and NXP900. In addition, now that we have closed our initial public offering, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on our ability to:

➢	advance development of our clinical and preclinical programs;

➢	acquire additional product candidates;

➢	manufacture, or procure the manufacturing of, our preclinical and clinical drug material and develop processes for late stage and commercial manufacturing;

➢	seek regulatory approvals for any current or future product candidates that successfully complete clinical trials;

➢	achieve milestones in accordance with our license agreements;

➢	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any current or future product candidates for which we may obtain marketing approval for;

➢	hire additional clinical, quality control and scientific personnel;

➢	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company; and

➢	obtain, maintain, expand and protect our intellectual property portfolio.

We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for our other future product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

➢	the scope, progress, results and costs of researching and developing our current or future product candidates, and conducting preclinical and clinical trials;

➢	the costs, timing and outcome of regulatory review of our current or future product candidates;

➢	the costs, timing and ability to manufacture our current or future product candidates to supply our clinical and preclinical development efforts and our clinical trials;

➢	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our current or future product candidates for which we receive marketing approval;

➢	the costs of manufacturing commercial-grade products and necessary inventory to support commercial launch;

➢	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;

➢	the revenue, if any, received from commercial sale of our products, should any of our current or future product candidates receive marketing approval;

➢	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, expanding and enforcing our intellectual property rights and defending intellectual property-related claims;

➢	our ability to establish and maintain collaborations on favorable terms, if at all; and

➢	the extent to which we acquire or in-license other product candidates and technologies.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in fixed payment obligations.

If we raise additional funds through governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual obligations and other commitments

We do not have any material principal contractual obligations and commitments as of December 31, 2021.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. The amount and timing of such payments are not known.

We have also entered into license and collaboration agreements with third parties, which are in the normal course of business. We have not included future payments under these agreements since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones, or royalties on net product sales.

Pursuant to the NXP800 License Agreement, we are required to make payments to the ICR for certain development and regulatory milestones. As of December 31, 2021, we were obligated to pay up to $23.0 million in milestone payments to the ICR related to pre-approval milestones, up to $178 million (in addition to the $23.0 million) in regulatory and commercial sales milestones and mid-single digit to 10% royalties on a tiered basis on net sales. Additionally, the Company will provide the ICR with up to an additional $0.5 million in research and development support.

Pursuant to the NXP900 License Agreement, we are required to make payments to the UoE for certain development and regulatory milestones. At December 31, 2021, we were obligated to make up to $46.0 million in milestone payments to the UoE related to pre-approval milestones including $0.5 million on the first anniversary of the agreement, up to $279.5 million in regulatory and commercial sales milestones, mid-single digit to 8% royalties on a tiered basis on net sales and 2.5% of the gross amount of each of the Company’s future fund raising up to a cumulative total of $3.0 million. Additionally, the Company will provide UoE with up to an additional £580,000 in research and development support.

We do not currently have any long-term leases. We rent our office space in Fort Lee, New Jersey based on a one-year agreement signed on May 3, 2021.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Stock-based compensation

We maintain an equity incentive plan as a long-term incentive for employees, consultants and members of our board of directors. The plan allows for the issuance of non-statutory options, or NSOs, and incentive stock options to employees and NSOs to nonemployees.

Stock-based compensation is measured using estimated grant date fair value and recognized as compensation expense over the service period in which the awards are expected to vest. We estimate the grant date fair value, and the resulting stock-based compensation, using the Black-Scholes option-pricing model, and we use the straight-line method for expense attribution. The fair-value-based measurements of options granted to nonemployees are remeasured at each period end until the options vest and are amortized to expense as earned. The valuation model used for calculating the estimated fair value of stock awards is the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculations, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of our common stock, the related risk-free interest rate and the expected dividend. We have elected to recognize forfeitures of stock-based awards as they occur.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to determine the fair value of stock-based awards. These assumptions include:

•	Expected Term—The expected term represents the weighted-average period the stock options are expected to remain outstanding and is based on the options’ vesting terms, contractual terms and industry peers, as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

•	Expected Volatility—Since we have been privately held and do not have any trading history for our common stock, the expected volatility is estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their similar size, stage in the life cycle or area of specialty.

•	Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

•	Expected Dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

Income Taxes

In evaluating our valuation allowance, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance.

As of December 31, 2021, we had net operating loss carryforwards for income tax purposes of approximately $9.3 million and all of the NOL does not expire.

Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended and similar state provisions.

While our significant accounting policies are described in more detail in Note 2 to our financial statements appearing elsewhere in this report, we commenced our principal operations in May 2021 and we believe that the accounting policies discussed are critical to understanding our historical and future performance as these policies relate to the more significant areas involving management’s judgement and estimates.

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to not “opt out” of this provision and, as a result, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of our initial public offering is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company for as long as either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risks

This disclosure is not applicable as we are a smaller reporting company.

Item 8.     Financial Statements and Supplementary Data

The information required by this Item is set forth in the financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Changes in and Management’s Report on Internal Control over Financial Reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

We are not currently required to maintain an effective system of internal controls over financial reporting as defined by Section 404 of SOX. We will be required to comply with the internal control requirements of SOX as of the end of the first full fiscal year after becoming a public company. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement. Prior to this report, we have not completed a full assessment, nor has our independent registered public accounting firm tested our systems, of internal controls. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.     Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following biographies set forth the names of our current directors and executive officers, their ages, their positions with us, their principal occupations and employers, any other directorships held by them during the past five years in companies that are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), or any company registered as an investment company under the Investment Company Act of 1940, as well as additional information, all of which we believe sets forth each director nominee’s qualifications to serve on the Board. There is no family relationship between and among any of our executive officers or directors.

The following table sets forth certain information about our directors and executive officers.

Name	Age	Position
Ron Bentsur	56	Chairman, Chief Executive Officer and President
Enrique Poradosu	56	Executive Vice President, Chief Scientific and Business Officer
Shay Shemesh	39	Executive Vice President, Chief Development and Operations Officer
Michael Carson	46	Vice President of Finance
Kenneth Hoberman	57	Director
Matthew Kaplan	54	Director
James F. Oliviero	46	Director

Executive Officers and Senior Management

Ron Bentsur (56), Co-Founder, Chairman, Chief Executive Officer and President, has 20 years of senior leadership experience in the biotechnology industry and has served as our Chief Executive Officer since our inception. He served as CEO of UroGen Pharma, Inc. (NASDAQ: URGN) from August 2015 until January 2019, and as CEO of Keryx Biopharmaceuticals, Inc. (NASDAQ: KERX, acquired by Akebia Therapeutics) from May 2009 until May 2015. At UroGen and Keryx, Mr. Bentsur led the clinical development, regulatory approvals and the commercial infrastructure buildouts for the US commercial launches of Jelmyto and Auryxia, respectively. Mr. Bentsur also led the establishment of a successful worldwide partnership for an earlier-stage program at UroGen and an ex-US development partnership for Auryxia at Keryx. Mr. Bentsur served as CEO of XTL Biopharmaceuticals, Inc. (NASDAQ: XTLB) from January 2006 until April 2009 and as Investor Relations and CFO of Keryx from October 2000 until January 2006. Mr. Bentsur worked as an investment banker in NYC and Tel Aviv, Israel, from 1994 until 2000. Mr. Bentsur served as a member of the Board of Directors of Stemline Therapeutics, Inc. from 2009 through the approval and launch of Elzonris® and through the subsequent acquisition of the company by Menarini in June 2020, and serves on the Board of Directors of Beyond Air, Inc. (NASDAQ: XAIR). Mr. Bentsur holds a BA in Economics and Business Administration with distinction from the Hebrew University of Jerusalem, Israel and an MBA (Magna Cum Laude), from New York University’s Stern School of Business. Mr. Bentsur has been selected to serve on our Board of Directors based on his years of experience in the biotechnology industry and extensive management experience.

Enrique Poradosu, PhD (56), Co-Founder, Executive Vice President, Chief Scientific and Business Officer, has 20 years of senior scientific leadership experience in the biotechnology industry and has served as our Executive Vice President, Chief Scientific and Business Officer since our inception. From January 2016 until December 2020, he served as SVP, Business and Scientific Strategy at Stemline Therapeutics, Inc. (NASDAQ: STML, acquired by Menarini in June 2020). At Stemline Dr. Poradosu led the licensing and scientific strategy of the company’s pipeline, as well as directly leading strategic planning and operational execution of the early-stage drug development programs. Prior to that, Dr. Poradosu served as VP Business and Scientific Strategy at Keryx Biopharmaceuticals, Inc. (NASDAQ: KERX), acquired by Akebia Therapeutics (NASDAQ: AKBA)), from 2003 until 2016. From 1998 until 2003, Dr. Poradosu served as a project manager at a private biomedical incubator. Dr. Poradosu holds a BSc in Chemistry and Biology with distinction from the Hebrew University of Jerusalem, Israel and a PhD in Biochemistry, from the Hebrew University of Jerusalem.

Shay Shemesh (39), Co-Founder, Executive Vice President, Chief Development and Operations Officer, has 14 years of multi-disciplinary experience in drug development and has served as our Executive Vice President and Chief Development Officer since our inception. From 2015 until 2020, he served as SVP, Clinical and Regulatory Affairs at Stemline Therapeutics, Inc. (NASDAQ: STML, acquired by Menarini in June 2020) where he led multi-disciplinary development teams in early and late-stage projects. In this role, Mr. Shemesh held responsibilities for the strategic planning and operational execution of the Elzonris® Biologics License Application, with the FDA and Marketing Authorization Application with EMA, resulting in the approval of Elzonris™ in both regions for the treatment of blastic plasmacytoid dendritic cell neoplasm, an orphan hematologic malignancy. Prior to that, Mr. Shemesh was a clinical operations lead at Keryx Biopharmaceuticals (NASDAQ: KERX, acquired by Akebia Therapeutics (NASDAQ: AKBA)), where he managed the late-stage clinical trials for Auryxia™ for the treatment of anemia in patients with non-dialysis CKD, which led to the approval of Auryxia in this indication in the US and the EU. Mr. Shemesh holds a BSc and MSc in Biotechnology from Bar Ilan University in Israel.

Michael Carson (46), Vice President of Finance, has over 20 years of broad experience in corporate finance, accounting, and operations. He specializes in clinical stage biopharmaceutical and biotechnology companies. From late 2019 until 2021, he served as Vice President of Finance at XyloCor Theraputics, Inc. where he led the accounting, treasury and finance functions. During 2019, Mr. Carson consulted for Smiths Medical, Inc., a division of Smiths Group, as Global Controller along with serving as Vice President of Finance in a consulting role for several other biopharmaceutical and medical device companies. At Smiths Medical, he led a team responsible for accounting, treasury and foreign currency exposure. From 2015 to 2019 he served as Director of Financial Planning and Analysis at Neuronetics (NASDAQ: STIM). In this role, Mr. Carson served as the second in command to the Chief Financial Officer and held responsibilities for strategic planning, financial execution, investor relations, and controllership. In the past, he has held several finance and accounting positions at Abbott Laboratories (NYSE: ABT) and served as an auditor at Crowe LLP and Deloitte. Mr. Carson holds a Bachelor of Arts in Business and Economics along with a Bachelor of Science in Mechanical Engineering from Lafayette College in Pennsylvania. He is a licensed Certified Public Accountant in the Commonwealth of Pennsylvania.

Non-Employee Directors

Kenneth Hoberman (57), Director, joined our Board of Directors in July 2021. Mr. Hoberman has extensive financial, investor relations, corporate governance, operational, and business development experience including M&A, strategic alliances and partnerships both domestic and international. Mr. Hoberman has served as the Chief Operating Officer of Stemline Therapeutics, Inc. (“Stemline”) since 2013, where he negotiated and closed several licensing agreements and was responsible for multiple vendor contracts. While at Stemline, he helped lead the company from an early-stage drug development company to a fully integrated commercial entity, including through Stemline’s successful initial public offering. Mr. Hoberman directed all Stemline’s functional groups, including manufacturing, commercial, regulatory, R&D, medical affairs, public and investor relations, HR and finance. Mr. Hoberman also led the M&A transaction which resulted in the sale of Stemline to the Menarini Group in June 2020 for approximately $750 million. He was previously Vice President of Corporate and Business Development of Keryx Biopharmaceuticals, Inc., where he initiated and executed a Japanese partnership valued at up to $100 million, and originated, negotiated and closed dozens of licensing and operational contracts, including the licensing of Auryxia™, which was approved by the FDA in September 2014. He is on the Board of Directors of TG Therapeutics, Inc. (Nasdaq: TGTX). He received a B.S.B.A. in Finance from Boston University and completed post-baccalaureate studies at Columbia University. Mr. Hoberman has been selected to serve on our Board of Directors based on his extensive experience in the biopharmaceutical industry and in-depth understanding of our business.

Matthew L. Kaplan (54), Director, joined our Board of Directors in September 2021. Mr. Kaplan is an experienced Equity Analyst with deep knowledge in biotechnology, particularly for analysis and advisement of early-stage companies. With 24 years of experience as an Equity Analyst, since 2008, he has been a Managing Director and the Head of Healthcare Equity Research at Ladenburg Thalmann & Co. Prior to joining Ladenburg Thalmann & Co., he was a Partner and the Director of Healthcare Research with Punk, Ziegel & Company, a Senior Biotechnology Analyst at Evolution Capital, and a Director of The Life Sciences Group at The Carson Group. Mr. Kaplan has received numerous citations as a top ranked Biotechnology Stock Picker by Thomson Reuters, The Financial Times, and Forbes. Mr. Kaplan also spent six years as a Research Associate with the Albert Einstein College of Medicine / Montefiore Hospital Department of Cardiology, where he co-authored numerous articles on gene regulation in the heart. Mr. Kaplan received his BS in Biology from the University of Michigan.

James F. Oliviero, III (46), Director, joined our Board of Directors in July 2021. Mr. Oliviero has over twenty years of operational experience in the biotechnology industry. Since 2015, Mr. Oliviero has served as the President and Chief Executive Officer of Checkpoint Therapeutics, Inc. (NASDAQ: CKPT), where he has completed over $100 million in private and public financings for the company to date, while designing and overseeing the company’s development programs for its novel immuno-oncology and targeted therapy product candidates being evaluated for the treatment of several solid tumor cancer indications. Prior to Checkpoint, from May 2003 to September 2015, Mr. Oliviero served in a variety of leadership capacities at Keryx Biopharmaceuticals, Inc., which was subsequently acquired by Akebia. His most recent position at Keryx, beginning in April 2009, was as Chief Financial Officer, responsible for all of the finance, accounting, investor relations, corporate governance and legal matters and was also involved in the clinical and regulatory development of Auryxia®, which successfully obtained FDA approval in 2014. From August 1999 to May 2003, Mr. Oliviero was Director of Finance for ACCESS Oncology, Inc., a privately held biotechnology company. Mr. Oliviero began his professional career as an investment banker at Furman Selz LLC in New York City. Mr. Oliviero is a CFA charterholder and holds a B.B.A. in Finance with Highest Distinction from Emory University’s Goizueta Business School. Mr. Oliviero has been selected to serve on our Board of Directors based on his extensive experience in the biotechnology industry and in-depth understanding of our business.

Election of Officers and Family Relationships

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Board Composition

Our bylaws provide that our board of directors shall consist of between one and nine directors, which number shall be fixed from time to time by resolution of our board of directors. Currently our board of directors consists of Ron Bentsur, Kenneth Hoberman, James Oliviero, and Matthew Kaplan.

Our bylaws also provide that our directors may be removed with or without cause by the affirmative vote of the holders of at least two-thirds of the votes that all our stockholders would be entitled to cast in an annual election of directors.

Our current and future executive officers and significant employees serve at the discretion of our Board. Our Board may also choose to form certain committees, such as a compensation committee and an audit committee.

Director Independence

Our board of directors has determined that Kenneth Hoberman, Matthew Kaplan and James Oliviero are independent directors. In making this determination, our board of directors applied the standards set forth in the rules of Nasdaq and in Rule 10A-3 under the Exchange Act. Our board of directors considered all relevant facts and circumstances known to it in evaluating the independence of these directors, including their current and historical employment, any compensation we have given to them, any transactions we have with them, their beneficial ownership of our capital stock, their ability to exert control over us, all other material relationships they have had with us and the same facts with respect to their immediate families.

Although there is no specific policy regarding diversity in identifying director nominees, the board of directors seek the talents and backgrounds that would be most helpful to us in selecting director nominees.

Board Leadership Structure

Mr. Ron Bentsur, our Chief Executive Officer, is also the Chairman of our board of directors. Our corporate governance guidelines provide our board of directors with flexibility to select the appropriate leadership structure at a particular time based on what our board of directors determines to be in the best interests of the Company. Our board of directors determined that, at the present time, having our Chief Executive Officer also serve as the Chairman of our board of directors provides us with optimally effective leadership and is in our best interests and those of our stockholders. Twenty years of management experience in our industry as well as his extensive understanding of our business, operations, and strategy make him well qualified to serve as chairman of our board.

Board Oversight of Risk

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the board of directors at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.

Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure. Our audit committee is responsible for coordinating the board of director’s oversight of our internal control over financial reporting, disclosure controls and procedures, related-party transactions and code of conduct and corporate governance guidelines. Our compensation committee is responsible for assessing and monitoring whether any of our compensation policies and programs has the potential to encourage excessive risk-taking as well as succession planning as it relates to our Chief Executive Officer. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors will be regularly informed through committee reports about such risks.

Board Committees

Our board of directors has established an audit committee and compensation committee, each of which operates pursuant to a charter adopted by our board of directors. Our board of directors may also establish other committees from time to time to assist the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Each committee already established has adopted a written charter that will satisfy the applicable rules and regulations of the Sarbanes-Oxley Act, the SEC and Nasdaq Listing Rules, which is available on our website at www.nuvectis.com.

Audit Committee

Our audit committee consists of Kenneth Hoberman, Matthew Kaplan and James Oliviero, with James Oliviero serving as chair. Our board of directors has determined that each member of the audit committee has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Our board of directors has determined James Oliviero qualifies as an “audit committee financial expert,” as defined under the applicable rules of the SEC. In making this determination, our board has considered prior experience, business acumen and independence. The audit committee’s responsibilities include:

➢	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

➢	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

➢	monitoring the rotation of partners of our independent auditors on our engagement team as required by law;

➢	prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

➢	reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

➢	reviewing, with our independent auditors and management, significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;

➢	reviewing with management and our independent auditors any earnings announcements and other public announcements regarding material developments;

➢	establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters and other matters;

➢	preparing the report that the SEC requires in our annual proxy statement;

➢	reviewing and providing oversight of any related-person transactions in accordance with our related-person transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;

➢	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management are implemented;

➢	reviewing on a periodic basis our investment policy; and

➢	reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.

Compensation Committee

Our compensation committee consists of Kenneth Hoberman, Matthew Kaplan and James Oliviero, with Kenneth Hoberman serving as chair. Our board of directors has determined that each of the members of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the Nasdaq independence requirements. The functions of this committee include, among other things:

➢	reviewing and approving our philosophy, policies and plans with respect to the compensation of our chief executive officer;

➢	making recommendations to our board of directors with respect to the compensation of our chief executive officer and our other executive officers;

➢	reviewing and assessing the independence of compensation advisors;

➢	overseeing and administering our equity incentive plans;

➢	reviewing and making recommendations to our board of directors with respect to director compensation; and

➢	preparing the Compensation Committee reports required by the SEC, including our “Compensation Discussion and Analysis” disclosure.

We believe that the composition and functioning of our compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act, and all applicable SEC and Nasdaq rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Nominating and Corporate Governance Matters

Our board of directors does not currently have a nominating and corporate governance committee or other committee performing a similar function, nor do we have any formal written policies outlining the factors and process relating to the selection of nominees for consideration for membership on our board of directors by our directors or our stockholders. Our board of directors has adopted resolutions in accordance with the rules of The Nasdaq Stock Market authorizing a majority of our independent members to recommend qualified director nominees for consideration by the board of directors. Our board of directors believes that it is appropriate for us to not have a standing nominating and corporate governance committee because of a number of factors, including the number of independent members who want to participate in consideration of candidates for membership on our board of directors and in matters that relate to the corporate governance of our company. Our board of directors consists of four members, three of whom are independent. Our board of directors considered forming a nominating and corporate governance committee consisting of several of the independent members of our board of directors. Forming a committee consisting of less than all of the independent members was unattractive because it would have omitted the other independent members of our board of directors who wanted to participate in considering qualified candidates for board membership and to have input on corporate governance matters related to our company. Since our board of directors desired the participation in the nominations process of all of its independent directors, it therefore decided not to form a nominating and corporate governance committee and instead authorized a majority of the independent members of our board of directors to make and consider nominations for membership to our board of directors. The independent members of our board of directors do not have a nominating and corporate governance committee charter, but act pursuant to board of director resolutions as described above. Each of the members of our board of directors authorized to recommend director nominees is independent within the meaning of the current “independent director” standards established by The Nasdaq Stock Market rules. Our board of directors intends to review this matter periodically, and may in the future elect to designate a formal nominating and corporate governance committee.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct, that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on our website at www.nuvectis.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of the shares of our common stock to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of any Forms 3, 4 or 5 that they file. The SEC rules require us to disclose late filings of initial reports of stock ownership and changes in stock ownership by our directors, executive officers and 10% stockholders. Based solely on a review of copies of the Forms 3, 4 and 5 furnished to us by reporting persons and any written representations furnished by certain reporting persons, we believe that during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were completed in a timely manner.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information concerning compensation paid by us to the executive officers named below, collectively referred to as “Named Executive Officers” elsewhere in this report, for their services rendered to us in all capacities during the year ended December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards(1) ($)		All Other Compensation ($)	Total ($)
Ron Bentsur, Chairman & CEO	2021	--	--	384,018	(2)	--	384,018
Enrique Poradosu, Chief Scientific & Business Officer	2021	27,083	--	192,056	(2)	--	219,139
Shay Shemesh, Chief Development and Operations Officer	2021	27,083	--	192,056	(2)	--	219,139
Uri Ben-Or, Former Interim Chief Financial Officer	2021	25,000	--	58,384	(3)	--	83,384

(1) Reflects the aggregate grant date fair value of restricted stock granted during the fiscal year calculated in accordance with FASB ASC Topic 718. The grant date fair value of the stock awards is based on the fair market value of the underlying shares on the date of grant and does not take into account any estimated forfeitures. The grant date fair value of the stock awards also does not take into account any stock awards which vest upon certain corporate milestones when the “measurement date” for accounting purposes for such awards has not yet occurred and the fair value is uncertain. For such awards, stock-based compensation is measured and recorded if and when a milestone occurs, and the compensation for such awards are reflected in the table in such year the compensation is recorded.

(2) Reflects value of restricted stock awards vesting on July 27, 2022 and value of fully vested stock awarded in May 2021.

(3) Reflects value of shares of fully vested stock awarded in May 2021. Mr. Ben-Or's engagement with Nuvectis was mutually terminated on March 21, 2022.

Narrative to Summary Compensation Table

Overview

The following are our employment arrangements with our executive officers:

Ron Bentsur

Annual Base Salary

As of February 4, 2022 (the “Effective Date”), Mr. Bentsur’s annual base salary is $575,000 per annum, paid monthly in equal installments. On an annual basis, the amount of Mr. Bentsur’s salary shall be increased by no less than the greater of (1) the amount determined by the Company’s Compensation Committee, or (2) the relevant consumer price index (“CPI”). Mr. Bentsur did not receive any cash compensation in 2021.

Annual Bonus

Mr. Bentsur’s annual bonus target will be 75% of his annual base salary, based on the achievement of corporate goals & objectives, paid no later than March 15 following such bonus performance calendar year period. The Board or Compensation Committee shall have the discretion to pay Mr. Bentsur an annual performance bonus in excess of the target for performance exceeding goals, which bonus may be awarded without proration in the event of a partial contract year.

Equity Awards

Mr. Bentsur will be eligible for grants of equity awards under the Company’s long-term equity incentive plan. On the Effective Date, the Company shall award the following to the Mr. Bentsur:

(i)	restricted shares of common stock upon the consummation of the earlier of (a) initial public offering (“IPO”) raising at least $15 million in gross proceeds, or (b) capital raising of at least $15 million in a private equity financing, equal to 1% of the fully-diluted share count immediately preceding such IPO/financing event, which restricted shares will vest and become fully exercisable on the first anniversary of the offering or financing event, which milestone was met on July 27, 2021 in connection with the closing of the $15.3 million Preferred A round and Mr. Bentsur was granted 96,759 shares of restricted stock; and

(ii)	fully vested shares of common stock equal to 1% of the then fully diluted share count of the Company when the Company reaches an average market capitalization over a 30-day period of $350 million or higher.

Termination Provisions

In the event that Mr. Bentsur is terminated without Cause, for Good Reason, Change of Control, Death or Disability, as each such term is defined in Mr. Bentsur’s employment agreement, all unvested shares of restricted stock and options shall be immediately accelerated and become fully vested and unrestricted/exercisable. Upon termination for Cause, all unvested shares of restricted shock shall expire and terminate.

If Mr. Bentsur resigns for Good Reason or is terminated due to Death or Disability, Change of Control, or otherwise terminated without Cause, then Mr. Bentsur or his estate or beneficiaries, in the case of Death or Disability, will receive a one-time payment equal to two years of Mr. Bentsur’s then annual base salary, plus a bonus payment equal to the annual bonus earned in the preceding year (if not already paid), the pro rata portion of the target bonus earned in the current year, benefits and expense reimbursement due to Mr. Bentsur, payment in lieu of any accrued but unused vacation time, payment of any unreimbursed expenses, and continued coverage through the longest applicable limitations period under the Company’s directors and officers insurance policies, all such payments to be made within 60 (sixty) days of the date of termination.

Notwithstanding the above the Company may terminate Mr. Bentsur’s employment hereunder at any time, immediately, for Cause, upon written notice to Mr. Bentsur. If Mr. Bentsur’s employment is terminated for Cause, he shall be entitled to receive (i) the unpaid portion of his base salary then in effect accrued through the effective date of the termination of his employment hereunder, and (ii) payment for any unused vacation days which have accrued through the effective date of the termination of Mr. Bentsur’s employment, in each case to be paid within 30 (thirty) days after such effective date.

In the event that a “Transaction” (as such term is defined in the Company’s Global Equity Incentive Plan, as amended from time to time, or a successor plan) occurs during Mr. Bentsur’s employment, regardless of whether Mr. Bentsur’s employment is terminated, Mr. Bentsur shall receive payment of the termination benefits described above as if his employment had been terminated on the effective date of the Transaction. Following the Transaction, Mr. Bentsur shall not be entitled to receive such termination benefits upon a future termination of his employment; provided that he shall remain eligible to receive (i) any accrued benefits upon any such subsequent termination, and (ii) cash payments, paid in periodic installments in accordance with the Company’s usual payroll practices, for a period of 18 months, equal to the cost the Company would have incurred had Mr. Bentsur continued group medical, dental, vision and/or prescription drug benefit coverage for himself and/or his eligible dependents under any Company sponsored group health plan covering Mr. Bentsur and his eligible dependents at the time of the termination of employment.

Enrique Poradosu

Annual Base Salary

As of February 4, 2022, Mr. Poradosu’s annual base salary is $400,000 per annum, paid monthly in equal installments. On an annual basis, the amount of Mr. Poradosu’s salary shall be increased by no less than the greater of (1) the amount determined by the Company’s Compensation Committee, or (2) the relevant CPI.

In 2021, Mr. Poradosu received cash compensation of $27,083.

Annual Bonus

Mr. Poradosu’s annual bonus target shall be 50% of the annual base salary, based on the achievement of corporate goals & objectives, paid no later than March 15 following such bonus performance calendar year period. The Board or Compensation Committee shall have the discretion to pay Mr. Poradosu an annual performance bonus in excess of the target for performance exceeding goals, which bonus may be awarded without proration in the event of a partial contract year.

Equity Awards

Mr. Poradosu will be eligible for grants of equity awards under the Company’s long-term equity incentive plan. On the Effective Date, the Company shall award the following to the Mr. Poradosu:

(i)	restricted shares of common stock upon the consummation of the earlier of (a) IPO raising at least $15 million in gross proceeds, or (b) capital raising of at least $15 million in a private equity financing, equal to 0.5% of the fully-diluted share count immediately preceding such IPO/financing event, which restricted shares will vest and become fully exercisable on the first anniversary of the offering or financing event, which milestone was met on July 27, 2021 in connection with the closing of the $15.3 million Preferred A round and Mr. Poradosu was granted 48,399 shares of restricted stock; and

(ii)	fully vested shares of common stock equal to 0.5% of the then fully diluted share count of the Company when the Company reaches an average market capitalization over a 30-day period of $350 million or higher.

Termination Provisions

In the event that Mr. Poradosu’s is terminated without Cause, for Good Reason, Change of Control, Death or Disability (as such terms are defined in Mr. Poradosu’s employment agreement) all unvested shares of restricted stock and options shall be immediately accelerated and become fully vested and unrestricted/exercisable. Upon termination for Cause, all unvested shares of restricted shock shall expire and terminate.

If Mr. Poradosu resigns for Good Reason or is terminated due to Death or Disability, Change of Control, or otherwise terminated without Cause, Mr. Poradosu or his estate or beneficiaries, in the case of Death or Disability, will receive a one-time payment equal to two years of Mr. Poradosu’s then annual Base Salary, plus a bonus payment equal to Mr. Poradosu’s annual bonus earned in the preceding year if not already paid, the pro rata portion of the target bonus earned in the current year, benefits and expense reimbursement due to Mr. Poradosu, payment in lieu of any accrued but unused vacation time, payment of any unreimbursed expenses, and continued coverage through the longest applicable limitations period under the Company’s directors and officers insurance policies, all such payments to be made within 60 (sixty) days of the date of termination.

Notwithstanding the above the Company may terminate Mr. Poradosu’s employment hereunder at any time, immediately, for Cause, upon written notice to Mr. Poradosu. If Mr. Poradosu’s employment is terminated for Cause, he shall be entitled to receive (i) the unpaid portion of his base salary then in effect accrued through the effective date of the termination of his employment hereunder, and (ii) payment for any unused vacation days which have accrued through the effective date of the termination of his employment, in each case to be paid within 30 (thirty) days after such effective date.

In the event that a “Transaction” (as such term is defined in the Company’s Global Equity Incentive Plan, as amended from time to time, or a successor plan) occurs during Mr. Poradosu’s employment, regardless of whether Mr. Poradosu’s employment is terminated, Mr. Poradosu shall receive payment of the termination benefits described above as if his employment had been terminated on the effective date of the Transaction. Following the Transaction, Mr. Poradosu shall not be entitled to receive such termination benefits upon a future termination of his employment; provided that he shall remain eligible to receive (i) any accrued benefits upon any such subsequent termination, and (ii) cash payments, paid in periodic installments in accordance with the Company’s usual payroll practices for a period of 18 months, equal to the cost the Company would have incurred had Mr. Poradosu continued group medical, dental, vision and/or prescription drug benefit coverage for himself and/or his eligible dependents under any Company sponsored group health plan covering Mr. Poradosu and his eligible dependents at the time of the termination of employment.

Shay Shemesh

Annual Base Salary

As of February 4, 2022, Mr. Shemesh’s annual base salary is $400,000 per annum, paid monthly in equal installments. On an annual basis, the amount of the Mr. Shemesh’s Salary shall be increased by no less than the greater of (1) the amount determined by the Company’s Compensation Committee, or (2) the relevant CPI.

In 2021, Mr. Shemesh received cash compensation of $27,083.

Annual Bonus

Mr. Shemesh’s annual bonus target will be 50% of his annual base salary, based on the achievement of corporate goals & objectives, paid no later than March 15 following such bonus performance calendar year period. The Board or Compensation Committee shall have the discretion to pay the Mr. Shemesh an annual performance bonus in excess of the target for performance exceeding goals, which bonus may be awarded without proration in the event of a partial contract year.

Equity Awards

Mr. Shemesh will be eligible for grants of equity awards under the Company’s long-term equity incentive plan. On the Effective Date, the Company shall award the following to the Mr. Shemesh:

(i)	restricted shares of common stock upon the consummation of the earlier of (a) IPO raising at least $15 million in gross proceeds, or (b) capital raising of at least $15 million in a private equity financing, equal to 0.5% of the fully-diluted share count immediately preceding such IPO/financing event, which restricted shares will vest and become fully exercisable on the first anniversary of the offering or financing event, which milestone was met on July 27, 2021 in connection with the closing of the $15.3 million Preferred A round and Mr. Shemesh was granted 48,399 shares of restricted stock; and

(ii)	fully vested shares of common stock equal to 0.5% of the then fully diluted share count of the Company when the Company reaches an average market capitalization over a 30-day period of $350 million or higher.

Termination Provisions

In the event that Mr. Shemesh is terminated without Cause, for Good Reason, Change of Control, Death or Disability (as such terms are defined in the employment agreement) all unvested shares of restricted stock and options shall be immediately accelerated and become fully vested and unrestricted/exercisable. Upon termination for Cause, all unvested shares of restricted shock shall expire and terminate.

If Mr. Shemesh resigns for Good Reason or is terminated due to Death or Disability, Change of Control, or otherwise terminated without Cause, then Mr. Shemesh or his estate or beneficiaries, in the case of Death or Disability, will receive a one-time payment equal to two years of Mr. Shemesh’s then annual Base Salary, plus a bonus payment equal to the annual bonus earned in the preceding year if not already paid, the pro rata portion of the target bonus earned in the current year, plus benefits and expense reimbursement due to Mr. Shemesh, payment in lieu of any accrued but unused vacation time, payment of any unreimbursed expenses, and continued coverage through the longest applicable limitations period under the Company’s directors and officers insurance policies, all such payments to be made within 60 (sixty) days of the date of termination.

Notwithstanding the above the Company may terminate Mr. Shemesh’s employment hereunder at any time, immediately, for Cause, upon written notice to Mr. Shemesh. If Mr. Shemesh’s employment is terminated for Cause, he shall be entitled to receive (i) the unpaid portion of his base salary then in effect accrued through the effective date of the termination of his employment hereunder, and (ii) payment for any unused vacation days which have accrued through the effective date of the termination of his employment, in each case to be paid within 30 (thirty) days after such effective date.

In the event that a “Transaction” (as such term is defined in the Company’s Global Equity Incentive Plan, as amended from time to time, or a successor plan) occurs during Mr. Shemesh’s employment, regardless of whether Mr. Shemesh’s employment is terminated, Mr. Shemesh shall receive payment of the termination benefits described above as if his employment had been terminated on the effective date of the Transaction. Following the Transaction, Mr. Shemesh shall not be entitled to receive such termination benefits upon a future termination of his employment; provided that he shall remain eligible to receive (i) any accrued benefits upon any such subsequent termination and (ii) cash payments, paid in periodic installments in accordance with the Company’s usual payroll practices for a period of 18 months, equal to the cost the Company would have incurred had Mr. Shemesh continued group medical, dental, vision and/or prescription drug benefit coverage for himself and/or his eligible dependents under any Company sponsored group health plan covering Mr. Shemesh and his eligible dependents at the time of the termination of employment.

Uri Ben-Or

Contract Agreement

Mr. Ben-Or’s engagement with us mutually terminated as of March 21, 2022. In connection with the engagement, the Company paid Mr. Ben-Or $109,000 comprised of $100,000 in connection with the IPO, of which $25,000 was paid in 2021, and an additional $9,000 paid for services provided after the IPO.

Equity Awards

Mr. Ben-Or has received 25,584 fully vested shares of common stock.

Employee Benefit and Incentive Plans

We do not maintain any deferred compensation, retirement, pension or profit-sharing plans. Our Board of Directors has adopted an incentive plan, the material terms of which are described below, allowing for the grant of equity and cash-based awards to our employees and directors.

Outstanding Equity Awards as of December 31, 2021

Since our inception through December 31, 2021, we granted 100,893 warrants to service providers with an exercise price of $3.05. All of these warrants are now fully vested. On August 20, 2021 we granted 138,840 options to service providers, all with 3-year vesting period. Since inception through December 31, 2021, we also issued 4,699,071 shares of common stock to our three co-founders, and two additional individuals, including Mr. Uri-Ben-Or, our former interim-CFO.

The following table sets forth certain information concerning option awards and stock awards held by our Named Executive Officers as of December 31, 2021.

Name	Number of Shares that Have Not Vested (#)		Market Value of Shares that Have Not Vested(1) ($)
Ron Bentsur	96,759	(2)	738,271
Enrique Poradosu	48,399	(2)	369,284
Shay Shemesh	48,399	(2)	369,284

(1) Market value is based on $7.63 per share, the closing price of our common stock on the Nasdaq Capital Market on March 17, 2022.

(2) Reflects restricted stock awards granted upon the completion of a $15.3 million financing round that will vest on July 27, 2022.

Director Compensation

None of our directors received any compensation during the year ended December 31, 2021 for services rendered to us. Upon the completion of our initial public offering, which occurred on February 8, 2022, our directors will be compensated pursuant to our Global Equity Incentive Plan (2021). Our directors will receive an annual cash retainer of $40,000, payable in quarterly installments on the last day of each calendar quarter, with prorated payment for any partial quarters. Each member of the Compensation Committee and Audit Committee will also receive an additional $5,000 annual fee for membership on each committee, with the Chairs of the Audit and Compensation Committees to receive $7,500, payable in quarterly installments on the last day of each calendar quarter, with prorated payment for any partial quarters. Directors also received (i) an initial equity grant of 29,250 options to purchase our Common Stock, with an exercise price of $3.05 per option and will receive (ii) annual option grants with an estimated value of approximately $150,000, with the first of such grants to occur only upon the first Board meeting following the consummation of the Company's initial public offering. All option grants will vest in 3 years, with 1/3 of the granted options of each grant vesting on the first, second and third anniversaries of the date of such grant. respectively. The Board will have full discretion with respect to the annual grants.

Compensation Committee Interlocks and Insider Participation

None of our current or former executive officers serve as a member of the compensation committee. None of our officers serve, or have served during the last completed fiscal year, on the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee. For a description of transactions between us and members of our compensation committee and affiliates of such members, please see “Certain Relationships and Related-Party Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 17, 2022, for:

➢	each of our named executive officers;

➢	each of our directors;

➢	all of our current directors and executive officers as a group; and

➢	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, which generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, including options or warrants that are currently exercisable or exercisable within 60 days of March 17, 2022. We did not, however, deem such shares outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. The information in the table below does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Securities Act. The calculations are based on 12,717,794 shares of common stock outstanding on March 17, 2022.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Nuvectis Pharma, Inc., 1 Bridge Plaza, Fort Lee, NJ 07024.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% and Greater Stockholders:
Pontifax VI LP(1)	1,379,360	10.85%
Charles Mosseri Marlio	1,265,200	9.95%
Thomas P. Peters 2012 Family Trust	755,200	5.94%
Named Executive Officers and Directors:
Ron Bentsur(2)	2,724,700	21.42%
Enrique Poradosu(3)	1,149,250	9.04%
Shay Shemesh(4)	1,131,216	8.89%
Uri Ben-Or (8)	25,584	* %
Kenneth Hoberman(5)	49,140	* %
Matthew Kaplan(6)	32,760	* %
James F. Oliviero III(7)	9,828	* %
All executive officers and directors as a group (7 persons) (8)	5,096,094	40.08%

* Represents beneficial ownership of less than 1%.

1) Pontifax Management 4 GP (2015) Ltd. is the general partner (the “General Partner”) of Pontifax VI GP L.P, the general partner of each of, Pontifax VI (Cayman) LP and Pontifax VI (Israel) LP (which are collectively referred to as “Pontifax VI LP”). Mr. Tomer Kariv holds approximately 51% of the share capital of the General Partner; as a result, Mr. Kariv may be deemed to exercise control over Pontifax VI LP. The remaining share capital is held by Mr. Ran Nussbaum. Mr. Kariv and Mr. Nussbaum disclaim beneficial ownership of all the reported shares and the inclusion of all shares herein shall not be deemed to be an admission of beneficial ownership of the reported shares except to the extent of their pecuniary interest therein.

2) This excludes 96,759 shares of restricted stock granted to Mr. Bentsur on July 27, 2021 in connection with the closing of the $15.3 million Preferred A capital raise. These restricted shares vest on July 27, 2022.

3) This excludes 48,399 shares of restricted stock granted to Mr. Poradosu on July 27, 2021 in connection with the closing of the $15.3 million Preferred A capital raise. These restricted shares vest on July 27, 2022.

4) This excludes 48,399 shares of restricted stock granted to Mr. Shemesh on July 27, 2021 in connection with the closing of the $15.3 million Preferred A capital raise. These restricted shares vest on July 27, 2022.

5) Excludes 16,380 shares owned by the Hoberman Descendants Trust, to which Mr. Hoberman disclaims ownership. On July 19, 2021, Mr. Hoberman was granted 29,250 options vesting over a 3-year period, 1/3 each year, exercisable into common shares of the Company at a price of $3.05.

6) On September 2, 2021, Mr. Kaplan was granted 29,250 options vesting over a 3-year period, 1/3 each year, exercisable into common shares of the Company at a price of $3.05.

7) On July 6, 2021, Mr. Oliviero was granted 29,250 options vesting over a 3-year period, 1/3 each year, exercisable into common shares of the Company at a price of $3.05.

8) On March 21, 2022 Uri Ben-Or's position as Interim Chief Financial Officer was terminated. Mr. Ben-Or was replaced by Michael Carson, our Vice President of Finance. On November 1, 2021, Mr. Carson received a restricted stock grant of 27,300 shares, vesting over 3 years, with no shares currently vested.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Since inception, we have not been involved in a transaction or series of similar transactions that:

➢	the amount involved exceeded or exceeds $120,000 or 1% of the average of our total assets as of December 31, 2021 and 2020; and

➢	any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

Policies and Procedures for Transaction with Related Persons

Upon the consummation of our initial public offering, our board of directors adopted a written related person transaction policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 or 1% of the average of our total assets as of December 31, 2021 and 2020 and a related person had or will have a direct or indirect material interest, including without limitation purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction.

Director Independence

Our board of directors has determined that Kenneth Hoberman, Matthew Kaplan and James Oliviero are independent directors. In making this determination, our board of directors applied the standards set forth in the rules of Nasdaq and in Rule 10A-3 under the Exchange Act. Our board of directors considered all relevant facts and circumstances known to it in evaluating the independence of these directors, including their current and historical employment, any compensation we have given to them, any transactions we have with them, their beneficial ownership of our capital stock, their ability to exert control over us, all other material relationships they have had with us and the same facts with respect to their immediate families.

Although there is no specific policy regarding diversity in identifying director nominees, the board of directors seek the talents and backgrounds that would be most helpful to us in selecting director nominees.

Item 14.     Principal Accounting Fees and Services

The following presents the aggregate fees billed to the Company for professional services rendered by Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited (“PwC”) for our years ended December 31, 2021 and 2020.

Audit Fees

The fees for professional services rendered for audit and review of our financial statements since our inception through December 31, 2020 and for the year ended December 31, 2021 were $200,000 and $195,000, respectively.

Audit-Related Fees

There have been no audit-related fees billed by our accountants in the last two fiscal years of our Company.

Tax Fees

There have been no tax fees billed by our accountants in the last two fiscal years of our Company.

All Other Fees

There have been no other fees billed by our accountants in the last two fiscal years of our Company.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)Financial Statements.

The following financial statements are filed as part of this report:

NUVECTIS PHARMA INC.

INDEX TO FINANCIAL STATEMENTS

U.S. DOLLARS

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Nuvectis Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nuvectis Pharma, Inc. (the "Company") as of December 31, 2021 and 2020, and the related statements of operations, changes in redeemable convertible preferred stock and stockholders' deficit and cash flows for the year ended December 31, 2021 and for the period from July 27, 2020 (inception) to December 31, 2020, including the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the result of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 27, 2020 (inception) to December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel

March 23, 2022

We have served as the Company's auditor since 2021.

Kesselman & Kesselman, 146 Derech Menachem Begin St. Tel-Aviv 6492103, Israel,
P.O Box 7187 Tel-Aviv 6107120, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

Kesselman & Kesselman is a member firm of PricewaterhouseCoopers International Limited, each member firm of which is a separate legal entity

NUVECTIS PHARMA, INC.

BALANCE SHEETS

(USD in thousands, except per share and share amounts)

	December 31,
	2021	2020
Assets
CURRENT ASSETS:
Cash and cash equivalents	5,742	-
Other current assets	91	-
TOTAL CURRENT ASSETS	5,833	-

Deferred offering costs	824
TOTAL ASSETS	6,657	-

Liabilities, Redeemable Convertible Preferred Shares and Stockholders’ Deficit

Accounts payables	1,058	10
Payable offering costs	824	-
Accrued liabilities	395	-
Employee compensation and benefits	142	-
TOTAL CURRENT LIABILITIES	2,419	10
TOTAL LIABILITIES	2,419	10

COMMITMENTS AND CONTINGENCIES, see Note 5
REDEEMABLE CONVERTIBLE PREFERRED SHARES:
Convertible preferred stock A, $0.00001 par value – 170,000 and 40,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, 128,520 preferred shares were issued and outstanding. No preferred stock was issued or outstanding as of December 31, 2020	15,246	-

STOCKHOLDERS’ DEFICIT, see Note 6:
Common Stock, $0.00001 par value – 12,870,000 and 3,900,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively 4,505,514 and 3,900,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively (**)	*	*
Additional paid in capital	1,892	-
Notes received for common shares	(* )	(* )
Accumulated deficit	(12,900)	(10)
TOTAL STOCKHOLDERS’ DEFICIT	(11,008)	(10)
TOTAL LIABILITIES, REDEEMABLE COVERTIBLE PREFERRED SHARES AND STOCKHOLDERS’ DEFICIT	6,657	-

* Represent amount lower than $1,000 USD.

** Adjusted to reflect stock splits, see note 1.

The accompanying notes are an integral part of these financial statements.

NUVECTIS PHARMA, INC.

STATEMENT OF OPERATIONS

(USD in thousands, except per share and share amounts)

	For the year ended December 31, 2021	For the period from July 27, 2020* until December 31, 2020
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT	9,545	-
GENERAL AND ADMINISTRATIVE	3,349	10

OPERATING LOSS	(12,894)	(10)
FINANCE INCOME	4	-

NET LOSS	(12,890)	(10)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER	(12,890)	(10)
BASIC AND DILUTED NET LOSS PER COMMON SHARE OUTSTANDING, see Note 8	3.02	***
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING**	4,268,285	3,900,000

*     The date of the Company’s inception.

**   Adjusted to reflect stock split, see note 1.

*** Less than $0.01.

The accompanying notes are an integral part of these financial statements.

NUVECTIS PHARMA, INC.

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(USD in thousands, except share amounts)

	Redeemable Convertible Preferred Stock $0.00001 Par Value		Common Shares $0.00001 Par Value		Notes received from Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares***	Amount	shares		Capital	Deficit	Deficit
CHANGES DURING THE PERIOD FROM JULY 27, 2020* until DECEMBER 31, 2020:
Issuance of common shares	-	-	3,900,000	**	(**	)	-	-	-
Net loss for the period			-	-	-			(10)	(10)
BALANCES AT DECEMBER 31, 2020	-	-	3,900,000	**	(**	)	-	(10)	(10)
Issuance of Series A redeemable convertible preferred shares	128,520	15,246
Share-based payments			605,514	**	-		1,892		1,892
Net Loss								(12,890)	(12,890)
BALANCES AT DECEMBER 31, 2021	128,520	15,246	4,505, 514	**	(**	)	1,892	(12,900)	(11,008)

* The date of the Company’s inception.

** Represent amount lower than $1,000 USD.

*** Adjusted to reflect stock splits, see note 1.

The accompanying notes are an integral part of these financial statements.

NUVECTIS PHARMA, INC.

STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

	For the year ended December 31, 2021	For the period from July 27, 2020* until December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(12,890)	(10)
Adjustments to reconcile loss to net cash used in operating activities: Cost of share-based payments	1,892	-
Changes in operating assets and liabilities :
Increase in other current assets	(91)	-
Increase in accounts payable and accrued expenses	1,585	10
Net cash used in operating activities	(9,504)	-
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable convertible preferred shares	15,246	-
Net cash provided by financing activities	15,246	-
INCREASE IN CASH AND CASH EQUIVALENTS	5,742	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	5,742	-

Supplemental cash flow information:
Interest paid	--	--
Income tax paid	--	--

Supplemental noncash disclosure of investing and financing activities:
Issuance of common shares in return for note receivable	-	**
Unpaid deferred offering costs	824	-

* The date of the Company’s inception.

** Represent amount lower than $1,000 USD.

The accompanying notes are an integral part of these financial statements.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements

NOTE 1 – GENERAL:

a.	Nuvectis Pharma Inc. (formerly Centry Pharma Inc.) (hereafter – the “Company”) was incorporated under the laws of the State of Delaware on July 27, 2020 and commenced its principal operations in May 2021. The company's principal executive offices are located at Fort Lee in the state of New Jersey.

The Company is a biopharmaceutical company focused on the development of novel targeted small molecule therapeutics for the treatment of cancer in genetically defined patient populations. The Company's precision medicine approach translates key scientific insights relating to the oncogenic drivers and pathway addiction of cancer into potent and highly selective anticancer drugs.

b.	In May 2021, the Company entered into a worldwide, exclusive license agreement with the CRT Pioneer Fund (“CRT”) (see note 5a).

c.	In May 2021, the Company’s board of directors approved and declared a 1:100 stock split of common and preferred shares. In addition, on October 23, 2021 the Company’s Board of Directors approved a 39 for 1 stock split of common stock. All the share and per share amounts reflected in these financial statements and the notes thereto have been adjusted, on a retroactive basis, to reflect these share splits (see note 6b).

d.	In August 2021, the Company entered into a worldwide, exclusive license agreement with the University of Edinburgh, Scotland for the Company’s second drug candidate (see note 5a).

e.	In February 2022, the Company’s shares began trading on the NASDAQ under symbol “NVCT” (see note 11).

f.	Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses since its inception and had an accumulated deficit of $12.9 million as of December 31, 2021. The Company had cash and cash equivalents of $5.7 million as of December 31, 2021 and has not generated positive cash flows from operations. To date, the Company has been able to fund its operations primarily through the issuance of redeemable convertible preferred shares. During 2021, the Company has received an aggregate of $15.3 million in proceeds from the issuance of shares of its Series A redeemable convertible preferred shares. The Company paid $0.1 million in issuance costs.

On February 8, 2022, subsequent to the reporting period, the Company completed an initial public offering (“IPO”) in which it sold 3,200,000 shares of common stock at $5.00 per share and received net proceeds of $13.6 million, after underwriting discounts and commissions, of $1.1 million and expenses of $1.3 million (see note 11).

Based on management’s cash flow projections, the Company believes that the Company’s currently available cash and cash equivalents as of December 31, 2021 along with funds received from the IPO is sufficient to fund the Company’s planned operations for a period greater than 12 months from the issuance of these financial statements. The Company will need to raise additional capital in order to complete the clinical trials aimed at developing the product candidates until obtaining its regulation and marketing approvals. There can be no assurances that the Company will be able to secure such additional financing if at all, or at terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, or reduce our products’ development, clinical trials, commercialization efforts or other operations, or even close down or liquidate.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 1 – GENERAL: (continued)

g.	Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. During 2021, there was a wide distribution of several vaccinations and medicines to overcome the pandemic. The Company has shifted its operations to co-exist along with the pandemic, including encouragement of vaccinations to all of its employees worldwide.

The uncertainty to which the COVID-19 pandemic impacts the Company’s business, affects management’s judgment and assumptions relating to accounting estimates in a variety of areas that depend on these estimates and assumptions. COVID-19 did not have a material influence on these estimates and judgements since the Company began operations in 2021.

The Company continues to face relative uncertainty as to the remaining intensity and duration of and the nature and timeline for recovery from the COVID-19 pandemic going forward and how all of that impacts the Company, including the extent to which potentially permanent changes clinical trial operations have been caused by the pandemic. The Company has taken the approach of managing the pandemic (to the extent that it continues to remain a significant factor) via strengthening its balance sheet and cash assets and avoiding debt while focusing on cost controls.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and stated in U.S. dollars. The significant accounting policies used in the preparation of the financial statements are as follows:

b.	Segment Reporting

The Company has one operating segment. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources and for which discrete financial information is available.

c.	Use of Estimates in the Preparation of Financial Statements

The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to accruals for research and development expenses, valuation of equity awards, and valuation allowances for deferred tax assets. These estimates and assumptions are based on current facts, future expectations, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES: (continued)

d.	Functional and Presentation Currency

The U.S. dollar (“dollar”) is the currency of the primary economic environment in which the operations of the Company are conducted and expects to continue to operate in the foreseeable future. Accordingly, the functional currency of the Company is the dollar.

e.	Functional and Presentation Currency

Adjustments arising from foreign currency transactions between the purchase and the settlement dates are reflected in the statements of operations as a component of financial income (expense). For non-dollar transactions and other items in the statements of operations (indicated below), the following exchange rates are used: (i) for transactions — exchange rates at transaction dates or average rates; and (ii) for other items (derived from non-monetary balance sheet items such as depreciation) — historical exchange rates.

The Company did not recognize net foreign currency transaction gains in the year ended December 31, 2021 and the period July 27, 2020 through December 31, 2020.

f.	Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, with maturities of three months or less at the date acquired, are considered to be cash equivalents.

g.	Concentrations of Credit Risk

The Company is subject to credit risk from holding its cash and cash equivalents at one commercial bank. The Company limits its exposure to credit losses by investing in money market accounts which are included in cash and cash equivalents through a U.S. bank with high credit ratings. Cash may consist of deposits held with banks that may at times exceed federally insured limits, however, exposure to credit risk in the event of default by the financial institution is limited to the extent of amounts recorded on the balance sheets. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

h.	Leases

In accordance with Accounting Standards Codification (“ASC”) 842, Leases, the Company defines a short-term lease if a lease has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. At the inception of the lease and as of December 31, 2021, the Company determined all leases were classified as short-term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term in general and administrative. For real estate leases, the Company does not separate lease and non-lease components. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The operating lease costs for 2021 was $11 thousand.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES: (continued)

i.	Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including licensing fees, cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, subcontractors and materials used for research and development activities, including clinical trials, manufacturing costs and professional services. All costs associated with research and developments are expensed as incurred.

j.	General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including employee salaries, bonuses, benefits, and share-based compensation, and recruiting costs for personnel in executive, finance, and other administrative functions. Other significant general and administrative expenses include legal fees relating to intellectual property and corporate matters, professional fees for accounting, tax and consulting services, insurance costs, and travel expenses. General and administrative costs are expensed as incurred.

k.	Loss Contingencies

Certain conditions may exist as of the date of the financial statements, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

Management applies the guidance in ASC 450-20-25 when assessing losses resulting from contingencies. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is recorded as accrued expenses in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material are disclosed. As of December 31, 2021, and December 31, 2020, no contingent liabilities have been recognized.

l.	Share-Based Compensation

The Company accounts for employees’, directors’ and service providers’ share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period. The equity awards could come in the form of options, warrants and RSUs.

The Company elected to recognize compensation costs for awards conditioned only on continued service that have a graded vesting schedule using the accelerated method based on the multiple-option award approach. Performance based awards are expensed over the vesting period when the achievement of performance criteria is probable.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES: (continued)

The Company has elected to recognize forfeitures as they occur.

For stock options containing a market condition, the market conditions are required to be considered when calculating the grant date fair value. ASC 718 requires selection of a valuation technique that best fits the circumstances of an award. In order to reflect the substantive characteristics of the market condition option award, a Monte Carlo simulation valuation model was used to calculate the grant date fair value of such stock options. Expense for the market condition stock options is recognized over the derived service period as determined through the Monte Carlo simulation model.

m.	Comprehensive Loss

Comprehensive loss includes no items other than net loss.

n.	Income Taxes

1)	Deferred taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (hereafter – “ASC 740”). ASC 740 prescribes that Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is recognized to the extent that it is more likely than not that the deferred taxes will not be realized in the foreseeable future.

Given the Company’s losses, the Company concluded it is more likely than not the deferred tax assets will not be realized and has provided a full valuation allowance with respect to its deferred tax assets.

2)	Uncertainty in income taxes

The Company accounts for uncertain tax positions in accordance with ASC 740-10. The Company follows a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates that it is more likely than not that the position will be sustained based on technical merits. If this threshold is met, the second step is to measure the tax position as the largest amount that has more than a 50% likelihood of being realized upon ultimate settlement. The Company does not have any provision for uncertain tax positions.

o.	Net Loss Per Share

The Company’s basic net loss per share is calculated by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of ordinary shares are anti-dilutive.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES: (continued)

The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to ordinary shareholders for the period to be allocated between ordinary shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers its redeemable convertible preferred shares to be participating securities as the holders of the redeemable convertible preferred shares would be entitled to dividends that would be distributed to the holders of ordinary shares on a pro-rata basis assuming conversion of all redeemable convertible preferred shares into ordinary shares. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the periods presented was not allocated to the Company’s preferred shares.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per Ordinary Share because their effect would have been anti-dilutive for the years presented:

	For the year end December 31, 2021	For the period end December 31, 2020
Common shares issuable in relation to:
Warrants*	81,003	-
Options*	226,590	-
RSU*	241,137	-
Redeemable convertible preferred shares	5,012,280	-

*- Adjusted to reflect stock splits, see note 6a.

p.	Fair Value Measurement

The Company follows authoritative accounting guidance, which among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (at exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three levels of inputs that may be used to measure fair value include:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs. The Company’s Level 1 assets consist of money market funds.

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity. The fair value hierarchy gives the lowest priority to Level 3 inputs.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES: (continued)

p.	Fair Value Measurement (continued)

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

The money market accounts included in cash and cash equivalents are considered Level 1.

During the year ended December 31, 2021, there were no transfers between fair value measure levels. The company had no financial assets and liabilities measured at fair value as of December 31, 2020. Other financial instruments consist mainly of cash and cash equivalents, other current assets, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

q.	Deferred Offering Costs

Deferred offering costs consist of legal and other costs incurred in connection with the formation and preparation for the Initial Public Offering (“IPO”). These costs, along with underwriting fees were charged to additional paid-in capital upon the completion of the Initial Public Offering. The deferred offering costs will be offset against the proceeds received upon the completion of the IPO. Deferred offering costs are recorded under other non-current assets on the accompanying balance sheets.

r.	Redeemable Convertible Preferred Shares

When the Company issues convertible preferred shares, it considers the provisions of ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) in order to determine whether the preferred share should be classified as a liability. If the instrument is not within the scope of ASC 480, the Company further analyzes the instrument’s characteristics in order to determine whether it should be classified within temporary equity (mezzanine) or within permanent equity in accordance with the provisions of ASC 480-10-S99. The Company’s redeemable convertible preferred shares are not mandatorily or currently redeemable. However, they include a liquidation or deemed liquidation events that would constitute a redemption event that is outside of the Company’s control. As such, all shares of redeemable preferred shares have been presented outside of permanent equity.

s.	Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2019-12 when it commenced its principal operations in May 2021 and the standard did not have a material impact on its financial statements and related disclosures.

t.	Recently Issued Accounting Pronouncements Not Yet Adopted

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 3 – RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consisted of the following (in thousands):

	For the year ended December 31, 2021	For the period July 27, 2020 to December 31, 2020
License Fee	7,111	-
Employee Compensation and Benefits	1,164	-
Clinical Expense	670	-
Manufacturing	424	-
Professional services and other	175	-
Total research and development expenses	9,545	-

NOTE 4 – GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses consisted of the following (in thousands):

	For the year ended December 31, 2021	For the period July 27, 2020 to December 31, 2020
Professional and consulting services	2,574	-
Employee Compensation and Benefits	414	-
Other	361	10
Total general and administrative expenses	3,349	10

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

a.	License agreement

CRT Pioneer Fund License Agreement

In May 2021, the Company entered into a worldwide, exclusive license agreement with the CRT Pioneer Fund for CP800 and any of its derivatives, (collectively, the “CP800 Program”). CP800 is a small molecule drug candidate that the Company believes can be applied to a broad range of cancers. Prior to licensing by the Company, CRT was the commercial owner of the CP800 Program, which it acquired from the Institute of Cancer Research in London, UK (“ICR”). The ICR is a world-renowned research institute focused on the discovery and preclinical development of cancer therapeutics pursuant to the license agreement, the Company has an obligation to pay success-based milestones and royalties to CRT, as follows: 1) pre-approval milestone payments of up to approximately $26.5 million including an upfront nonrefundable payment of $3.5 million which has already been paid; 2) regulatory approval and commercial sales milestones of up $178 million (in addition to the above $26.5 million); and 3) mid-single digit to 10% royalties on a tiered basis on net sales.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued):

In addition, in connection with the licensing agreement, the Company will provide ICR with up to an additional $500,000 in research and development support over the next 18 months to conduct additional scientific research and preclinical testing for certain indications that the Company selects in connection with the CP800 Program. According to the license agreement the Company has also exclusive license to intellectual property rights developed in the collaboration, to research, develop and commercialize products resulting from the collaboration. As of December 31, 2021, ICR’s research and development as described above has not yet begun and therefore no expenses were recorded in the financial statements.

License Term

The license will remain in effect in each territory subject to the license and will continue until the Company’s obligation to pay royalties in such territory has expired. The royalty term for each licensed product in each country commences with the first commercial sale of the applicable licensed product in the applicable country and ends on the expiration of the last to expire of any patent specified by the license (with the key composition of matters patent expiring October 2034) or the expiration of any extended exclusivity period in the relevant country. CRT may earlier terminate the license if the Company, or any of our affiliates or sub-licensees, challenge or seek to challenge the validity of any of the licensed patents or upon a change of control in which the Company becomes controlled by a Tobacco Party, as such term is defined in the license. Either party may terminate the license upon material breach by the other party, and upon the appointment of a receiver or upon a winding-up order or similar or equivalent action.

As of December 31, 2021, the Company paid the upfront payment of $3.5 million. Those expenses were recorded as research and development expenses during the year ended December 31, 2021. Any potential future research support, milestone or royalty payment amounts have not been accrued at December  31, 2021 and 2020 due to the uncertainty related to the achievement of these events, milestones or commitments to additional research.

University of Edinburgh License Agreement

In August 2021, the Company entered into a worldwide, exclusive license agreement with the University Court of the University of Edinburgh (“Edinburgh” or “University” or “Parties” or “UoE”) for the second drug candidate.

The company is obligated to pay success-based milestones and royalties to the UoE, as follows: (1) pre-approval milestone payments of up to approximately $49.5 million including an upfront nonrefundable payment of $3.5 million which has already been paid and $0.5 million on the first anniversary of the effective date of this agreement. (2) regulatory approval and commercial sales milestones of up $279.5 million. (3) mid- single digit to 8% royalties on a tiered basis on net sales; and 2.5% of the gross amount of each of the Company’s future fund raisings up to a cumulative total of $3.0 million.

In collaboration with Edinburgh, the Company wishes to generate preclinical data to support Investigational New Drug (IND) submission and inform patient selection/enrichment strategies. The aim of the development collaboration formed between the Parties under this Agreement is to progress the development of the Licensed Technology, which is licensed under the License Agreement) according to the Work Plan. The Company has agreed to provide funding to Edinburgh to support such collaboration.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued):

The Parties wish to enter into this Agreement to set out the terms for the provision of such funding by the company and the terms of the development collaboration formed between the Parties. In consideration of the obligations of Edinburgh, the Company shall pay the Project Costs in the amount of $772,000, payable over 18 months. As of December 31, 2021, UoE’s research and development as described above has not yet begun and therefore no expenses were recorded in the financial statements.

License Term

The royalty term for each licensed product in each country is the period commencing with the first commercial sale of the applicable licensed product in the applicable country and ending on the expiration of the last to expire of any patent specified by the license (statutory expiration for the NXP900 patent family is April 2036), or the expiration of any extended exclusivity period in the relevant country. The Company may terminate the license if the Company determines that it is not scientifically or commercially viable to research, develop, or commercialize the licensed products which are the subject of the license agreement. UoE may terminate the agreement if the Company: (i) ceases to carry on the business regarding the treatment, prevention and/or diagnosis of human diseases; (ii) discontinues the development of the licensed products which are the subject of the license; (iii) disposes of our assets or business in whole or in material part; (iv) challenges the validity, ownership, or enforceability of the exclusively licensed technology; (v) contests the secret or substantial nature of certain know-how subject to the license; or (vi) breaches certain diligence obligations or fails to pay any amount due under the license within a specified time frame.

As of December 31, 2021, the Company paid the upfront payment of $3.5 million. Those expenses were recorded as research and development expenses during the year ended December 31, 2021. Any potential future research support, milestone or royalty payment amounts have not been accrued at December 31, 2021 and 2020 due to the uncertainty related to the achievement of these events, milestones or commitments to additional research.

b.	Related Party Transactions

As for related party transactions, see note 10.

c.	Contingencies

As of December 31, 2021, and as of December 31, 2020, no contingent liabilities have been recognized.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 6 – REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ DEFICIT:

a.	In May 2021, the Company’s board of directors approved and declared a 1:100 stock split of common shares with a par value of $0.00001 and preferred shares, with a par value of $0.00001. In addition, the Company increased the number of authorized common shares from 3,900,000 to 12,870,000 and preferred shares from 40,000 to 170,000. In addition, on October 23, 2021, the Company's Board of Directors approved a 39 for 1 stock split. As a result of the above splits, all shares, options and warrants exercisable into common shares and restricted stock units, exercise prices and income or loss per share amounts have been adjusted on a retroactive basis for all periods presented to reflect such stock splits.

b.	Redeemable Convertible Preferred Shares

During June and July 2021, the Company entered into an investment agreement with its founders and certain new investors to issue 128,520 redeemable convertible preferred shares (“Preferred Stock”) in a total amount of approximately $15.3 million in which $1.73 million were invested by related parties on the same terms as all investors in the Preferred Stock.

The holders of shares of the Preferred Stock have the following rights, preferences and privileges:

Voting rights —

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Corporation (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Preferred Stock held by such holder, which is one share of Common Stock for each Preferred Share (subject to the conversation ratio as described below) owned that are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Company’s Certificate of Incorporation, holders of Preferred Stock shall vote together with the holders of Common Stock as a single class and on an as-converted to Common Stock basis on a 1:1 basis on all matters.

Dividend rights —

The Corporation shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Corporation (other than dividends on shares of Common Stock payable in shares of Common Stock) unless (in addition to the obtaining of any consents required elsewhere in the Company’s Certificate of Incorporation) the holders of the Preferred Stock then outstanding shall first receive, or simultaneously receive, a dividend at least equal to the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into Common Stock and (B) the number of shares of Common Stock issuable upon conversion of a share of Preferred Stock, in each case calculated on the record date for determination of holders entitled to receive such dividend.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 6 – REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ DEFICIT: (Continued):

Liquidation Rights —

In the event of any Deemed Liquidation Event (as defined in the Company’s Certificate of Incorporation), the holders of shares of Preferred Stock then outstanding shall be entitled to be paid out of the consideration payable to stockholders in such Deemed Liquidation Event or out of the Available Proceeds (as defined below), as applicable, before any payment shall be made to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the greater of the applicable Original Issue Price, plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Preferred Stock been converted into Common Stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event (the amount payable pursuant to this sentence is hereinafter referred to as the “Liquidation Amount”). If upon any such liquidation, dissolution or winding up of the Corporation or Deemed Liquidation Event, the assets of the Corporation available for distribution to its stockholders shall be insufficient to pay the holders of shares of Preferred Stock the full amount to which they shall be entitled under the Company’s Certificate of Incorporation, the holders of shares of Preferred Stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

As of December 31, 2021 and December 31, 2020 the share capital is composed of $0.00001 par value shares, as follows:

	December 31, 2021
	Authorized		Issued and paid		Carrying Value	Liquidation Preference
Common Shares	12,870,000	*	4,505,514	*	**	—
Redeemable convertible preferred shares	170,000		128,520		15,246	15,246

	December 31, 2020
	Authorized		Issued and paid		Carrying Value	Liquidation Preference
Common Shares	3,900,000	*	3,900,000	*	**	—
Redeemable convertible preferred shares	40,000		—		—	—

*	Adjusted to reflect stock splits
**	Represents amount lower than $1,000 USD.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 6 – REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ DEFICIT: (Continued):

Conversion Rights —

Trigger Events — Upon either (a) the closing of a Deemed Liquidation Event, (b) an initial public offering the Corporation’s securities on a major public stock exchange (including, without limitation and for illustration purposes, the Nasdaq Stock Market’s National Market or the New York Stock Exchange) resulting in at least $15,000,000 of proceeds to the Corporation, or (c) the vote or written consent of the majority of the Preferred Stockholders (the time of such closing or the date and time specified or the time of the event specified in such vote or written consent is referred to herein as the “Mandatory Conversion Time”), then (i) all outstanding shares of Preferred Stock shall automatically be converted into shares of Common Stock, at the then effective conversion rate as calculated as follows — each share of Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Original Issue Price ($119.0476) by the Conversion Price ($3.05 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization or event with respect to the applicable Preferred Stock). Such initial Conversion Price, and the rate at which shares of Preferred Stock may be converted into shares of Common Stock, shall be subject to adjustment as detailed in the Company’s Certified of Incorporation in effect at the time of conversion (as of December 31, 2021 the conversion is $3.05 per share) (ii) such shares may not be reissued by the Corporation.

Upon a successful IPO the convertible preferred stock will be converted to common shares.

During February 2022 the company completed the IPO and the convertible preferred stock were converted to common shares.

Rights to Future Stock Issuances —

Subject to the terms and conditions detailed in the Company’s Certified of Incorporation and applicable securities laws, if the Corporation proposes to offer or sell any new securities, the Corporation shall first offer such New Securities to each stockholder of the Corporation (each, an “Entitled Stockholder”). An Entitled Stockholder shall be entitled to apportion the right of first offer hereby granted to it in such proportions as it deems appropriate, among (i) itself, (ii) its Affiliates.

The Preferred Stock is not currently redeemable. Upon certain change in control events that are outside of the Company’s control, including liquidation, sale or transfer of control of the Company, the Preferred Stock is contingently redeemable.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

c.	Rights of the Company’s common shares

The holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. The holders of our common stock do not have any cumulative voting rights. Holders of our common stock are entitled to receive ratably any dividends declared by our board of directors out of funds legally available for that purpose, subject to any preferential dividend rights of any outstanding preferred stock. The Company’s common stock has no preemptive rights, conversion rights or other subscription rights or redemption or sinking fund provisions.

In the event of our liquidation, dissolution or winding up, holders of the Company common stock will be entitled to share ratably in all assets remaining after payment of all debts and other liabilities and any liquidation preference of any outstanding preferred stock.

As of December 31, 2021, no dividends have been declared.

NOTE 7 – SHARE BASED PAYMENTS

a.	Share Based Payments

In May 2021, the Company’s board of directors approved issuance of common shares in a total amount of 605,514 each with par value of $0.00001 per share including amount of 238,914 to service providers and amount of 366,600 to related parties at estimated value of approximately $1.4 million (see note 10). These common shares are fully vested on the grant date. The fair value of common shares was evaluated at the grant date using hybrid pricing model with a combination of the Black-Scholes Option Pricing Model (OPM) and the P-WERM model for various possible scenarios. For the various scenarios modeled, volatility is based on a combination of historical volatilities of companies in comparable stages as well as companies in the industry by statistical analysis of daily share pricing model. The risk-free interest rate assumption is based on observed interest rates appropriate for the time period until a liquidity event occurs. The expected term represents the period of time until a liquidity event occurs.

The following table summarizes assumptions used for the OPM model at the grant date:

Risk-free interest rate	0.79
Expected dividend yield	-
Expected term (in years)	4.9
Expected volatility	107%

b.	2021 Incentive Plan

In May 2021, the Company’s board of directors approved an equity incentive plan (hereafter — “Option Agreement”), in which the Company has reserved a total amount of 408,486 common shares for issuance in connection with the Option Agreement.

In June 2021, the Company granted to certain service providers 81,003 fully vested warrants and 8,190 warrants vesting upon the initial public offering, exercisable into common shares with an exercise price of $3.05 per share. The 81,003 fully vested warrants have an estimated value (based on Black- Scholes model) of approximately $136 thousand and were recognized as expenses in the period ended December 31, 2021.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 7 – SHARE BASED PAYMENTS AND COMPENSATION (continued)

b.	2021 Incentive Plan (continued)

In July 2021, the Company granted stock options to purchase 58,500 shares of common stock to two members of the Company’s Board of Directors and a warrant to purchase 11,700 shares of common stock to a certain service provider, vesting one month after the IPO. The options are exercisable into common shares with an exercise price of $3.05 per share all vesting over a 3-year period. The stock options to purchase 58,500 shares of common stock mentioned above have an estimated value (based on Black-Scholes model) of approximately $132 thousand for which $20 thousand were recognized as expenses in the period ended December 31, 2021.

In addition, subject to the full discretion of the Board of Directors, the Company will grant options annually, to each Board member, with an estimated value (based on the Black-Scholes option pricing model) of approximately $150,000, with the first of such grants in to occur only upon the first Board meeting following the consummation of the Company’s initial public offering. The Board of Directors will have full discretion with respect to the annual grants.

In August 2021, the Company granted to certain service providers stock options to purchase 138,840 common stock exercisable into common shares with an exercise price of $3.05 per share, all vesting over a 3-year period and with an estimated value (based on Black-Scholes model) of approximately $306 thousand which $33 thousand were recognized as expenses in the period ended December 31, 2021.

In September 2021, the Company granted to an employee 15,600 RSU’s and 29,250 stock options to a Company’s board of director member exercisable into common shares with an exercise price of $3.05 per share, all vesting over a 3-year period and with an estimated value (based on Black-Scholes model) of approximately $38 thousand and $74 thousand, respectively, which $8 thousand and $10 thousand, respectively, were recognized as expended in the period ended December 31, 2021.

In October 2021, the Company granted to an employee 4,680 RSUs, all vesting over a 3-year period and with an estimated value (based on Black-Scholes model) of approximately $11 thousand which $1.4 thousand were recognized as expended in the period ended December 31, 2021.

In November 2021, the Company granted to an employee 27,300 RSUs, all vesting over a 3-year period and with an estimated value (based on Black-Scholes model) of approximately $65 thousand which $7 thousand were recognized as expended in the period ended December 31, 2021.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2021, as described above:

	Number of shares under option	Weighted average Exercise price per Option	Weighted average remaining life	Aggregated Intrinsic value (in thousands)
Granted	226,590	3.0526
Exercised	-	-
Forfeited	-	-
Outstanding – December 31, 2021	226,590	3.0526	9.067	492
Exercisable – December 31, 2021	-	-	-
Vested or Expected to vest -December 31, 2021	226,590	3.0526	9.067	492

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 7 – SHARE BASED PAYMENTS AND COMPENSATION (continued)

b.	2021 Incentive Plan (continued)

As of December 31, 2021, there was $0.3 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.5 years, excluding warrants which vest upon completion of an IPO.

The fair value of each option granted is estimated using the Black-Scholes option pricing method. The volatility is based on a combination of historical volatilities of companies in comparable stages as well as companies in the industry by statistical analysis of daily share pricing model. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the options granted in dollar terms. The expected term of the options granted represents the period of time that the granted options are expected to remain outstanding based on common practice in the industry.

Common share price is calculated using the model described. The following table summarizes the Black-Scholes assumptions used at the grant date:

Grant Dates May – November 2021
Risk-free interest rate	0.80% - 1.37%
Expected dividend yield	—
Common share price	$2.28 - $2.97
Expected term (in years)	5 – 10
Expected volatility	88% – 107%

Restricted stock Units

Restricted stock units (RSUs) have been granted to employees and directors. The value of an RSU award is based on the Company’s stock price on the date of grant using hybrid pricing model with a combination of the Black-Scholes Option Pricing Model (OPM) and the P-WERM model for various possible scenarios. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock. The Company has granted RSUs pursuant to the 2021 plan.

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2021, as described above from the 2021 Incentive Plan:

	Number of shares under option	Weighted average grant date fair value	Weighted average contractual term (in years)	Aggregated Intrinsic value (in thousands)
Granted	47,580	2.4907
Vested	-	-
Outstanding – December 31, 2021	47,580	2.4907	2.7158	114
Vested or Expected to vest -December 31, 2021	47,580	2.4907	2.7158	114

As of December 31, 2021, there was $0.1 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 2.7 years.

The total fair value of RSUs vested for the year ended December 31, 2021, was zero.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 7 – SHARE BASED PAYMENTS AND COMPENSATION (continued)

c.	Share compensation expense

For the period ended December 31, 2021, the company recognized expenses of $1.0 million as part of the general and administrative expenses and $0.9 million as part of the research and development expenses.

NOTE 8 – NET LOSS PER SHARE:

a.	Basic

Basic net loss per share is calculated by dividing the net loss attributable to the Company’s stockholders by the weighted average number of common shares outstanding.

	For the year ended December 31, 2021	Period from July 27 (inception), 2020 to December 31, 2020
	in thousand U.S. dollars except per share and share amounts
Loss attributable to common stockholders	12,890	10
Basic and diluted net loss per common share	3.02	Less than $0.01
Weighted average of common share outstanding	4,268,285	3,900,000

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of Ordinary Shares in issue during the year.

b.	Diluted

As of December 31, 2021 and December 31, 2020, the Company excluded potentially dilutive securities from the calculation of diluted net loss per Ordinary Share because their effects would have been anti-dilutive (see note 2n).

NOTE 9 – INCOME TAXES:

a.	The Company has not recorded an income tax benefit for the years ended December 31, 2021 and 2020, respectively. The Company has incurred net pre-tax losses in the United States only for all periods presented. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 9 – INCOME TAXES (continued):

b.	Tax Rates:

Income of the Company is taxed according to the federal tax laws in the US and the relevant state laws. The U.S tax rate in 2021 and 2020 is 28% comprising U.S statutory tax rates of 21% and state tax rate of 7%. For the years ended December 31, 2021 and the period ended December 31, 2020, the Company’s effective tax rate is below the federal statutory income tax rate of 21% primarily due to state income taxes, net of federal benefit and the Company’s position to establish a full valuation allowance on its deferred tax assets.

c.	Corporate Taxation in the U.S.

The applicable corporate tax rate for the Company is 21%.

As of December 31, 2021, the Company has an accumulated tax loss carryforward of approximately $9,283 (as of December 31, 2020, $10). Under U.S. tax laws, subject to certain limitations, carryforward tax losses originating in tax years beginning after January 1, 2018, have no expiration date, but they are limited to 80% of the company’s taxable income in any given tax year.

d.	Tax Assessments

The company has not been taxed since its inception.

e.	Deferred Taxes

The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31, 2021 (in thousands USD)	As of December 31, 2020 (in thousands USD)
Deferred tax asset:
Net operating loss carry forward	2,500	10
Share Compensation	510
Research and Development credits	26
Accruals and reserves	435
Total deferred tax assets	3,471	10
Valuation allowance	(3,471)	(10)
Deferred tax assets recognized	--	--

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 9 – INCOME TAXES (continued):

As the achievement of required future taxable income is not likely, the Company recorded a full valuation allowance. The following table presents a reconciliation of the beginning and ending valuation allowance:

	As of December 31, 2021 (in thousands USD)	As of December 31, 2020 (in thousands USD)
Balance at beginning of the year	10	--
Additions to valuation allowance	3,461	10
Release of valuation allowance	--	--

Balance at end of the year	3,471	10

NOTE 10 – Related party transactions:

a.	Regarding related party transaction events, please also see note 6b and note 7a.

b.	Indemnification

The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

c.	The following are the equity awards for the executive officers:

Ron Bentsur

Equity Awards

Executive will be eligible for grants of equity awards under the Company's long-term equity incentive plan.  On the Effective Date, the Company shall award the following to the Executive:

•	Restricted shares of common stock upon the consummation of the earlier of (a) IPO raising at least US $15M in gross proceeds, or (b) capital raising of at least US $15M in a private equity financing, equal to 1% of the fully-diluted share count immediately preceding such IPO/financing event. Such shares will vest and become fully exercisable on the first anniversary of the offering or financing event; and

•	Fully vested shares of common stock equal to 1% of the then fully diluted share count of the Company when the Company reaches an average market capitalization over a 30-day period of $350 million or higher.

While the funding condition has been achieved during the year ended December 31, 2021, the market capitalization has not been achieved. This resulted in 96,759 RSU being granted in May 2021 and vesting in July 2022.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 10 – Related party transactions (continued):

Enrique Poradosu

Equity Awards

Executive will be eligible for grants of equity awards under the Company’s long-term equity incentive plan.  On the Effective Date, the Company shall award the following to the Executive:

•	Restricted shares of common stock upon the consummation of the earlier of (a) IPO raising at least US $15M in gross proceeds, or (b) capital raising of at least US $15M in a private equity financing, equal to 0.5% of the fully-diluted share count immediately preceding such IPO/financing event. Such shares will vest and become fully exercisable on the first anniversary of the offering or financing event; and

•	Fully vested shares of common stock equal to 0.5% of the then fully diluted share count of the Company when the Company reaches an average market capitalization over a 30-day period of $350 million or higher.

While the funding condition has been achieved during the year ended December 31, 2021, the market capitalization has not been achieved. This resulted in 48,399 RSU being granted in May 2021 and vesting in July 2022.

Shay Shemesh

Equity Awards

Executive will be eligible for grants of equity awards under the Company’s long-term equity incentive plan.  On the Effective Date, the Company shall award the following to the Executive:

•	Restricted shares of common stock upon the consummation of the earlier of (a) IPO raising at least US $15M in gross proceeds, or (b) capital raising of at least US $15M in a private equity financing, equal to 0.5% of the fully-diluted share count immediately preceding such IPO/financing event. Such shares will vest and become fully exercisable on the first anniversary of the offering or financing event; and

•	Fully vested shares of common stock equal to 0.5% of the then fully diluted share count of the Company when the Company reaches an average market capitalization over a 30-day period of $350 million or higher.

While the funding condition has been achieved during the year ended December 31, 2021, the market capitalization has not been achieved. This resulted in 48,399 RSU being granted in May 2021 and vesting in July 2022.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 11 – SUBSEQUENT EVENTS:

a.	Initial Public Offering and Related Transaction

On February 8, 2022, the Company issued and sold 3,200,000 shares of common stock in the IPO at a public offering price of $5.00 per share, and received net proceeds $13.6 million, after underwriting discounts and commissions, of $1.1 million and expenses of $1.3 million.

In connection with the IPO, all 128,520 shares of redeemable convertible preferred stock outstanding at the time of the IPO converted into 5,012,280 shares of the Company’s common stock.

(b)Exhibits.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Nuvectis Pharma, Inc., filed as exhibit 3.1 to the Form 8-K filed on February 4, 2022 and incorporated herein by reference.

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nuvectis Pharma, Inc., filed as exhibit 3.3 to the Form 8-K filed on February 4, 2022 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of Nuvectis Pharma, Inc., filed as exhibit 3.2 to the Form 8-K filed on February 4, 2022 and incorporated herein by reference.

4.1	Form of Common Stock Certificate, filed as exhibit 4.1 to the Form S-1/A, filed on October 21, 2021 and incorporated herein by reference.

4.2	Form of Warrant, filed as exhibit 4.2 to the Form S-1/A filed on October 28, 2021 and incorporated herein by reference.

4.3	Description of Securities of Nuvectis Pharma, Inc. *

10.1	Global Equity Incentive Plan, filed as exhibit 10.1 to the Form S-1/A filed on October 6, 2021 and incorporated herein by reference.

10.2	Executive Employment Agreement with Ron Bentsur, filed as exhibit 10.2 to the Form S-1/A filed on October 6, 2021 and incorporated herein by reference. #

10.3	Executive Employment Agreement with Enrique Poradosu, filed as exhibit 10.3 to the Form S-1/A filed on October 6, 2021 and incorporated herein by reference. #

10.4	Executive Employment Agreement with Shay Shemesh, filed as exhibit 10.4 to the Form S-1/A filed on October 6, 2021 and incorporated herein by reference. #

10.5	License Agreement between Nuvectis Pharma, Inc. and CRT Pioneer Fund LP dated May 19, 2021, filed as exhibit 10.5 to the Form S-1/A filed on October 6, 2021 and incorporated herein by reference. **

10.6	License Agreement between Nuvectis Pharma, Inc. and The University Court of the University of Edinburgh, dated August 26, 2021, filed as exhibit 10.6 to the Form S-1/A filed on October 6, 2021 and incorporated herein by reference. **

21.1	List of subsidiaries of Nuvectis Pharma, Inc. *

24.1	Power of Attorney (included on signature page). *

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
**	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
#	Management Compensation Arrangement.

Item 16.	Form 10-K Summary

The Company has elected not to provide summary information.

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 23rd day of March 2022.

Nuvectis Pharma, Inc.

By:	/s/ Ron Bentsur
	Name:	Ron Bentsur
	Title:	Chairman, Chief Executive Officer and President

POWER OF ATTORNEY

We, the undersigned directors and/or executive officers of Nuvectis Pharma, Inc., hereby severally constitute and appoint Ron Bentsur, acting singly, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Bentsur	Chairman, Chief Executive Officer and President	March 23, 2022
Ron Bentsur	(Principal Executive Officer)

/s/ Michael J Carson	Vice President of Finance	March 23, 2022
Michael J Carson	(Principal Financial and Accounting Officer)

/s/ Kenneth Hoberman
Kenneth Hoberman	Director	March 23, 2022

/s/ James F. Olivero III
James F. Oliviero III	Director	March 23, 2022

/s/ Matthew L. Kaplan
Matthew L. Kaplan	Director	March 23, 2022