Form 10-Q
period 2022-03-31
Nuvectis Pharma, Inc.
filed 2022-05-12
CIK 1875558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(201) 614-3150

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per	NVCT	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒   No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 10, 2022
Common Stock, $0.00001 par value	12,717,794

NUVECTIS PHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVECTIS PHARMA, INC.

CONDENSED BALANCE SHEETS

(USD in thousands, except per share and share amounts)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
CURRENT ASSETS
Cash and cash equivalents	$16,693	$5,742
Other current assets	925	91
TOTAL CURRENT ASSETS	17,618	5,833

Deferred offering costs	—	824
TOTAL ASSETS	$17,618	$6,657

Liabilities, Redeemable Convertible Preferred Shares and Stockholders’ Equity (Deficit)

Accounts payables	$1,349	$1,058
Payable offering costs	921	824
Accrued liabilities	697	395
Employee compensation and benefits	92	142
TOTAL CURRENT LIABILITIES	3,059	2,419
TOTAL LIABILITIES	3,059	2,419

COMMITMENTS AND CONTINGENCIES, see Note 3
REDEEMABLE CONVERTIBLE PREFERRED SHARES:
Convertible preferred A stock, $0.00001 par value – Zero and 6,630,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 all issued and outstanding preferred A stock was converted to common stock. As of December 31, 2021, 5,012,280 preferred A stock shares were issued and outstanding.	—	15,246

STOCKHOLDERS’ EQUITY/(DEFICIT), see Note 4

Common Stock, $0.00001 par value – 60,000,000 and 12,870,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively 12,717,794 and 4,505,514 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively

	*	*
Additional paid in capital	30,402	1,892
Notes received for common stock	—	(*)
Accumulated deficit	(15,843)	(12,900)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	14,559	(11,008)
TOTAL LIABILITIES, REDEEMABLE COVERTIBLE PREFERRED SHARES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$17,618	$6,657

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENT OF OPERATIONS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended March 31
	2022	2021
OPERATING EXPENSES
RESEARCH AND DEVELOPMENT	$1,805		$—
GENERAL AND ADMINISTRATIVE	1,140		23

OPERATING LOSS	(2,945)		(23)
FINANCE INCOME	2		—

NET LOSS	$(2,943)		$(23)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(2,943)		(23)
BASIC AND DILUTED NET LOSS PER COMMON SHARE OUTSTANDING, see Note 6	$0.32	$	*
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING*	9,159,139		3,900,000

*	Represents an amount lower than $0.01.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

(USD in thousands, except share amounts)

(unaudited)

					Notes
	Redeemable Convertible				received
	Preferred Stock		Common Stock		from	Additional		Total
	$0.00001 Par Value		$0.00001 Par Value		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	shares	Capital	Deficit	Deficit
BALANCES AT DECEMBER 31, 2020	—	—	3,900,000	*	(*)	—	(10)	(10)
Net loss for the period							(23)	(23)
BALANCES AT MARCH 31, 2021	—	—	3,900,000	*	(*)	—	(33)	(33)

					Notes
	Redeemable Convertible				received
	Preferred Stock		Common Stock		from	Additional		Total
	$0.00001 Par Value		$0.00001 Par Value		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	shares	Capital	Deficit	Equity/(Deficit)
BALANCES AT DECEMBER 31, 2021	5,012,280	15,246	4,505,514	*	(*)	1,892	(12,900)	(11,008)
Conversion of Series A redeemable convertible preferred shares	(5,012,280)	(15,246)	5,012,280	*	—	15,246	—	15,246
Issuance of common stock upon initial public offering, net of offering costs of $2,892			3,200,000	*	*	13,108	—	13,108
Share based payments						156		156
Net loss for the period			—	—	—	—	(2,943)	(2,943)
BALANCES AT MARCH 31, 2022	—	—	12,717,794	*	—	30,402	(15,843)	14,559

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,943)	$(23)
Adjustments to reconcile loss to net cash used in operating activities: Cost of share-based payments	156	—
Changes in operating assets and liabilities:
Increase in other current assets	(831)	—
Increase in accounts payable and accrued liabilities	542	23
Net cash used in operating activities	(3,076)	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering	16,000	—
Issuance costs related to initial public offering	(1,973)	—
Net cash provided by financing activities	14,027	—
INCREASE IN CASH AND CASH EQUIVALENTS	10,951	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,742	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,693	$—

Supplemental noncash disclosure of investing and financing activities:
Issuance of common shares in return for note receivable	—	*
Unpaid deferred offering costs	97	—

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements

NOTE 1 – GENERAL:

a.	Nuvectis Pharma Inc. (formerly Centry Pharma Inc.) (hereafter – the “Company”) was incorporated under the laws of the State of Delaware on July 27, 2020 and commenced its principal operations in May 2021. The Company’s principal executive offices are located at Fort Lee in the state of New Jersey.

The Company is a biopharmaceutical company focused on the development of novel targeted small molecule therapeutics for the treatment of cancer in genetically defined patient populations. The Company’s precision medicine approach translates key scientific insights relating to the oncogenic drivers and pathway addiction of cancer into potent and highly selective anticancer drugs.

b.	In May 2021, the Company entered into a worldwide, exclusive license agreement with the CRT Pioneer Fund (“CRT”) (see Note 3a).
c.	In May 2021, the Company’s board of directors approved and declared a 100:1 stock split of common and preferred shares. In addition, in October 2021 the Company’s board of directors approved a 39:1 stock split of common stock. All share and per share amounts reflected in these unaudited condensed financial statements and the notes thereto have been adjusted, on a retroactive basis, to reflect these share splits.
d.	In August 2021, the Company entered into a worldwide, exclusive license agreement with the University of Edinburgh, Scotland for the Company’s second drug candidate (see Note 3a).
e.	In February 2022, the Company’s shares began trading on the NASDAQ under the symbol “NVCT”.
f.	Liquidity and Capital Resources

The Company has incurred net operating losses since its inception and had an accumulated deficit of $15.8 million as of March 31, 2022. The Company had cash and cash equivalents of $16.7 million as of March 31, 2022 and has not generated positive cash flows from operations. To date, the Company has been able to fund its operations primarily through the issuance and sale of common stock and redeemable convertible preferred shares. Management believes that its existing cash, and cash equivalents enable the Company to fund planned operations for at least 12 months following the issuance date of these condensed financial statements.

The Company will need to raise additional capital in order to complete the clinical trials aimed at developing the product candidates until obtaining its regulation and marketing approvals. There can be no assurances that the Company will be able to secure such additional financing if at all, or at terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, or reduce its products’ development, clinical trials, commercialization efforts or other operations, or even close down or liquidate.

g.	Initial Public Offering

On February 8, 2022, the Company completed an initial public offering (“IPO”) in which it sold 3,200,000 shares of common stock at $5.00 per share and received net proceeds of $12.6 million, after underwriting discounts and commissions of $1.1 million, expenses of $1.8 million and $0.5 million in stock based payments to a third party. Additionally, the convertible preferred stock were converted on a 1:1 basis into 5,012,280 shares of the Company’s common stock.

h.	Corronavirus Pandemic

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

The accompanying condensed financial statements are unaudited. The unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), are stated in U.S. dollars and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. The unaudited condensed financial statements include the accounts of the Company. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the unaudited condensed financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three months ended March 31, 2022 are not necessarily indicative of those expected for the year ending December 31, 2022 or for any future period. The condensed balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2022.

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

c.	Fair Value Measurement

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

During the three months ended March 31, 2022 and 2021, there were no transfers between fair value measure levels. Other financial instruments consist mainly of cash and cash equivalents, other current assets, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

d.	Recently Issued Accounting Pronouncements Not Yet Adopted

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES:

a.	License Agreements

CRT Pioneer Fund License Agreement

There have been no material changes to the CRT Pioneer Fund License Agreement (the “License Agreement”) as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on March 23, 2022 (see Note 5a in the Notes to the Financial Statements) except noted below.

In connection with the License Agreement, the Company agreed to provide Institute of Cancer Research in London, UK (“ICR”) with up to an additional $500,000 in research and development support over the next 18 months to conduct additional scientific research and preclinical testing for certain indications that the Company selects in connection with the NXP800 Program. According to the License Agreement, the Company also has an exclusive license to intellectual property rights developed in the collaboration, to research, develop and commercialize products resulting from the collaboration. On March 31, 2022, the Company and ICR reached an agreement for research and development support totaling $865,000 ($365,000 above the License Agreement) however no expense was incurred during the period due to the timing of the contract execution. The Company expects to recognize expenses associated with this agreement in future periods.

Any potential milestone or royalty payment amounts have not been accrued at March 31, 2022 and December 31, 2021 due to the uncertainty related to the achievement of these events or milestones except for the research and development support discussed above.

University of Edinburgh License Agreement

There have been no material changes to the University of Edinburgh (“UoE”) License Agreement as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on March 23, 2022 (see Note 5a in the Notes to the Financial Statements).

Any potential future research support, milestone or royalty payment amounts have not been accrued at March 31, 2022 and December 31, 2021 due to the uncertainty related to the achievement of these events, milestones or commitments to additional research.

b.	Related Party Transactions

As for related party transactions, see Note 7 and Note 8.

c.	Contingencies

As of March 31, 2022, and as of December 31, 2021, there are no contingent liabilities, therefore, no provision was made.

NOTE 4 – SHAREHOLDERS’ EQUITY/(DEFICIT):

a.	In May 2021, the Company’s board of directors approved and declared a 100:1 stock split of common stock with a par value of $0.00001 and preferred shares, with a par value of $0.00001. In addition, the Company increased the number of authorized common stock from 3,900,000 to 12,870,000 and preferred shares from 40,000 to 170,000. In addition, in October 2021, the Company’s board of directors approved a 39:1 stock split. As a result of the above splits, all shares, options and warrants exercisable into common stock and restricted stock units, exercise prices and income or loss per share amounts have been adjusted on a retroactive basis for all periods presented to reflect such stock splits. Upon the completion of the Company’s IPO, all outstanding shares of the Company’s preferred A stock was converted into shares of the Company’s common stock on a 1:1 basis.

As of March 31, 2022 and December 31, 2021 the share capital is composed of $0.00001 par value shares, as follows:

March 31, 2022
			Carrying	Liquidation
	Authorized	Issued and paid	Value	Preference
Common Stock	60,000,000	12,717,794	*	—
Redeemable Convertible Preferred Shares	—	—	—	—

	December 31, 2021
			Carrying	Liquidation
	Authorized	Issued and paid	Value	Preference
Common Stock	12,870,000	4,505,514	*	—
Redeemable Convertible Preferred Shares	6,630,000	5,012,280	15,246	15,246

*	Represents an amount lower than $1,000 USD.

b.	Rights of the Company’s Common Stock

The holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. The holders of our common stock do not have any cumulative voting rights. Holders of our common stock are entitled to receive ratably any dividends declared by our board of directors out of funds legally available for that purpose, subject to any preferential dividend rights of any outstanding preferred stock. The Company’s common stock has no preemptive rights, conversion rights or other subscription rights or redemption or sinking fund provisions.

In the event of our liquidation, dissolution or winding up, holders of the Company common stock will be entitled to share ratably in all assets remaining after payment of all debts and other liabilities and any liquidation preference of any outstanding preferred stock.

As of March 31, 2022 and December 31, 2021, no dividends have been declared.

NOTE 5 – SHARE BASED PAYMENTS:

a.	Share Based Payments

In February 2022, the Company granted to HC Wainwright & Co. the underwriter of our IPO 128,000 fully vested warrants upon the IPO, exercisable into common stock with an exercise price of $6.25 per share. for 5 years after the grant date. The 128,000 fully vested warrants have an estimated value (based on Black-Scholes model) of approximately $458,000 and were recognized as a reduction from gross proceeds of the IPO.

The following table summarizes assumptions used for the Black-Scholes model at the grant date:

Risk-free interest rate	1.78%
Common share price	$5.00
Expected dividend yield	—
Expected term (in years)	5
Expected volatility	99%

Volatility was estimated based on the historic volatility of comparable public companies.

b.	2021 Global Equity Incentive Plan

In May 2021, the Company’s board of directors approved a global equity incentive plan (hereafter — “Incentive Plan”), in which the Company has reserved a total amount of 408,486 common stock for issuance in connection with the Incentive Plan. In February 2022, the Company’s board of directors approved an increase to total shares under the incentive plan to 1,500,000.

The following table summarizes the Company’s stock option activity in the Incentive Plan for the three months ended March 31, 2022:

Weighted
	Number of	Weighted average	average	Aggregated
	shares under	Exercise price per	remaining	Intrinsic value
	option	Option	life	(in thousands)
Balance, December 31, 2021	226,590	$3.05	9.07	$492
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding – March 31, 2022	226,590	$3.05	8.82	$987
Exercisable – March 31, 2022	—	—	—
Vest or Expected to vest -March 31, 2022	226,590	$3.05	8.82	$987

As of March 31, 2022, there was $0.3 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.25 years.

Restricted Stock Units

Restricted stock units (“RSUs”) have been granted to employees and directors. The value of an RSU award is based on the Company’s stock price on the date of grant using the Black-Scholes Option Pricing Model (“OPM”). The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock. The Company granted RSUs pursuant to the Incentive Plan.

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2022, as described above from the Incentive Plan:

	Number of	Weighted	Weighted average	Aggregated
	shares under	average grant	contractual term	Intrinsic value
	option	date fair value	(in years)	(in thousands)
Balance, December 31, 2021	47,580	$2.49	2.72	$114
Granted	29,000	5.46
Vested	—	—
Outstanding – March 31, 2022	76,580	$3.62	2.63	$567
Expected to vest -March 31, 2022	76,580	$3.62	2.63	$567

As of March 31, 2022, there was $0.2 million of total unrecognized compensation cost related to RSUs expected to be recognized over a weighted average period of 2.63 years.

The RSUs granted during the quarter vest over three years with 1/3 vesting on each anniversary date of the grant.

Share Compensation Expense

For the three months ended March 31, 2022, the Company recognized expenses of $0.3 million as part of the general and administrative expenses and $0.1 million as part of the research and development expenses. For the three months ended March 31, 2021, the Company did not recognize any share based compensation expense.

NOTE 6 – NET LOSS PER SHARE:

a.	Basic

Basic net loss per share is calculated by dividing the net loss attributable to the Company’s stockholders by the weighted average number of common stock outstanding.

	For the three months	For the three months
	ended March 31, 2022	ended March 31, 2021

	in thousand U.S. dollars except per share and share amounts
Loss attributable to common stockholders	$2,943	$23
Basic and diluted net loss per common stock	$0.32	Less than $0.01
Weighted average of common stock outstanding	9,159,139	3,900,000

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of common stock in issue during the year.

b.	Diluted

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common stock because their effect would have been anti-dilutive for the years presented:

	For the three months ending
	March 31,
	2022	2021
Common stock issuable in relation to:
Warrants	228,893	—
Options	226,590	—
RSU	270,137	—

NOTE 7 – RELATED PARTY TRANSACTIONS:

a.	Regarding related party transaction events, please also see Note 8.
b.	Indemnification

The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

NOTE 8 – SUBSEQUENT EVENTS:

Related Party Transactions

On April 1, 2022, the Company awarded bonuses related to the completion of the IPO in the amount of $431,250 to Mr. Ron Bentsur and $200,000 each to Dr. Enrique Poradosu and Mr. Shay Shemesh payable upon the Company raising an additional $15.0 million in gross proceeds subsequent to the IPO offering.

On April 1, 2022, the Company increased the base annual salaries for Dr. Enrique Poradosu and Mr. Shay Shemesh to $425,000.

On April 1, 2022, the Company issued 120,000 RSUs to Mr. Ron Bentsur and 60,000 RSUs each to Dr. Enrique Poradosu and Mr. Shay Shemesh. Additionally, the Company granted Directors Hoberman, Oliviero and Kaplan 15,000 options each, to purchase common stock at the closing price on the day of the grant. All RSUs and options vest over three years with 1/3 vesting on each anniversary date of the grant.

Item 2.Management’s Discussion and Analysis of the Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan,” “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2021. As used below, the words “we,” “us” and “our” may refer to Nuvectis Pharma, Inc.

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

In preclinical studies, treatment with NXP800 inhibited tumor growth in xenografts models of human ovarian cancer. In addition, a genetic mutation in the AT-rich interactive domain-containing protein 1A (“ARID1a”) gene has been identified as a potential biomarker for treatment sensitivity and patient selection. Based on this work, we plan to clinically investigate NXP800 in Ovarian Clear Cell Carcinoma (“OCCC”) and endometrioid ovarian carcinoma, and to investigate the utility of ARID1a deficiency as a patient selection marker. The genetic screening for the ARID1a mutation is a standard part of the commercially available screening panels being utilized in the clinic for cancer patients.

The Phase 1 study is comprised of two parts: dose-escalation Phase 1a, initiated in December 2021, to be followed by an expansion Phase 1b. In the Phase 1a, the safety and tolerability of NXP800 will be evaluated in patients with advanced solid tumors to identify a dose and dosing schedule for the Phase 1b. In the Phase 1b, the safety and preliminary anti-tumor activity of NXP800 will be evaluated, initially in patients with OCCC and endometrioid carcinoma and possibly in patients with other types of solid tumors. Additional preclinical studies will be conducted to identify development opportunities for NXP800 in additional solid tumor types.

NXP900

NXP900 is a preclinical-stage drug candidate designed to preferentially inhibit the Proto-oncogene c-Src (“SRC”) and YES1 kinases. NXP900 was discovered at the University of Edinburgh. SRC is aberrantly activated in many cancer types, including solid tumors such as breast, colon, prostate, pancreatic and ovarian, while remaining predominantly inactive in non-cancerous cells. Increased SRC activity is generally associated with late-stage cancers, metastatic potential and resistance to therapy, and correlates with poor clinical prognosis. YES1 gene amplification has been reported to be implicated in several tumors including lung, head and neck, bladder and esophageal cancers. Furthermore, it has been found that YES1 gene amplification is a key mechanism of resistance to Epidermal Growth Factor Receptor (“EGFR”) or (Human Epidermal Growth Factor Receptor 2 (“HER2”) inhibitors. A recent, peer reviewed study published in Nature Communication which was not sponsored by the Company, has shown positive affects of using NXP900 in combination with the leading EFGR inhibitorl, Tagrisso, to overcome Tagrisso’s resistance in Tagrisso-resistant cell lines.

Preclinically, NXP900 has been shown to inhibit SRC and YES1 kinases and substantially inhibit growth of primary tumors and bone metastases in several triple negative breast cancer (“TNBC”) animal models.

We plan to initially develop NXP900 in solid tumors where SRC and/or YES1 are implicated. We anticipate submitting an IND or an equivalent submission with a foreign agency in early 2023.

Since our inception in 2020, we have devoted all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet successfully completed any pivotal clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities.

Results of Operations

The following table summarizes our results of operations expenses for the three months ended March 31, 2022: (in thousands)

	Three Months Ended March 31		Increase/
	2022	2021	(Decrease)
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT	$1,805	$—	$1,805
GENERAL AND ADMINISTRATIVE	1,140	23	1,117

OPERATING LOSS	(2,945)	(23)	2,822
FINANCE INCOME	2	—	2

NET LOSS	$(2,943)	$(23)	$2,820

From our inception on July 27, 2020, through March 31, 2022, we did not generate any revenue. Our main activities through March 31, 2022 have been organizational and capital raising activities and the completion of the in-license agreements for our two drug candidates, NXP800 and NXP900, our Clinical Trial Application by the Medicines and Healthcare Regulatory Agency, and preparation for the Phase 1a clinical trial for NXP800, which commenced in December 2021, and beginning our IND-enabling studies for NXP900, which commenced in late 2021. Additionally, we completed our initial public offering in February 2022.

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including licensing fees, cost of salaries, share-based compensation expenses, payroll taxes, and other employee benefits, subcontractors, and materials used for research and development activities, including clinical trials, manufacturing costs, and professional services. All costs associated with research and development are expensed as incurred.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our ongoing and planned preclinical and clinical development activities in the near term and in the future. The successful development of our product candidates is highly uncertain. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates and we may never succeed in obtaining regulatory approval for any of our product candidates.

The following table summarizes our research and development expenses for the three months ended March 31, 2022: (in thousands)

	For the three months ended March 31		Increase/
	2022	2021	(Decrease)
Employee Compensation and Benefits	$467	$—	$467
Clinical Expense	444	—	444
License Fee	400	—	400
Manufacturing	304	—	304
Professional services and other	190	—	190
Total research and development expenses	$1,805	$—	$1,805

For the three months ended March 31, 2022, we incurred research and development expenses of $1.8 million, primarily related to $0.5 million in employee expenses, including $0.1 million in non-cash equity expenses, clinical expenses totaling $0.4 million paid out in connection with our product candidates, NXP800 and NXP900, $0.4 million in licensing fee payments associated with our IPO and the UoE license agreement and $0.3 million of manufacturing expenses mainly associated with NXP800. During the three months ended March 31, 2021, we did not incur any material research and development expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel-related costs, including stock-based compensation, for our personnel in executive, finance and accounting, and other administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees paid for accounting, auditing, consulting, and tax services; insurance costs; travel expenses; and facility costs not otherwise included in research and development expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development activities.

The following table summarizes our general and administrative expenses for the three months ended March 31, 2022: (in thousands)

	For the three months ended March 31		Increase/
	2022	2021	(Decrease)
Professional and consulting services	$683	$23	$660
Employee Compensation and Benefits	179	—	179
Insurance and Other	278	—	277
Total general and administrative expenses	$1,140	$23	$1,117

For the three months ended March 31, 2022, our general and administrative expenses were $1.1 million, primarily attributable to $0.7 million of expenses to certain third party service providers, $0.2 million paid to employees during the period, and $0.2 million mainly due to insurance associated with the IPO. During the three months ended March 31, 2021, we did not incur any material general and administrative expenses.

As a result of the foregoing, our loss from operations for the three months ended March 31, 2022, was $2.9 million, compared to a loss from operations of $23,000 for the three months ended March 31, 2021.

We expect our research and development and general and administrative expenses to increase substantially in the future as we begin the execution of our business plan for our two pipeline product candidates, NXP800 and NXP900, and continue to build-out our infrastructure to support such research and development activities.

Liquidity and Capital Resources

As of March 31, 2022, we had $16.7 million of cash and cash equivalents. For the three months ended March 31, 2022, and 2021, we had net losses of $2.9 million and $23,000, respectively. As of March 31, 2022, we had an accumulated deficit of $15.8 million.

On February 4, 2022, we entered into an underwriting agreement with H.C. Wainwright & Co. (the “Underwriter”), as sole book-running manager, in connection with our initial public offering of common stock (the “IPO”). On February 4, 2022, we announced the pricing of our IPO of 3,200,000 shares of common stock for a price of $5.00 per share, less certain underwriting discounts and commissions. As part of the UoE license agreement, the Company owes UoE $0.4 million associated with this fundraising. We will pay UoE 2.5% of the gross amount of each of the Company’s future fund raisings up to a cumulative total of $3.0 million, including this $0.4 million.

The IPO closed on February 8, 2022, with gross proceeds of $16.0 million, before deducting underwriting discounts and expenses (for net proceeds of $12.6 million). We believe that the proceeds from our IPO will enable us to fund our operating expenses and capital expenditures through at least the next 12 months from the issuance of our financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future viability in the long term is dependent on our ability to raise additional capital to finance our operations.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our current or future product candidates, including payments of milestones and sponsored research commitments associated with our license agreements for NXP800 and NXP900. In addition, now that we have closed our IPO, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on our ability to:

➢advance development of our clinical and preclinical programs;

➢acquire additional product candidates;

➢	manufacture, or procure the manufacturing of, our preclinical and clinical drug material and develop processes for late stage and commercial manufacturing;

➢seek regulatory approvals for any current or future product candidates that successfully complete clinical trials;

➢achieve milestones in accordance with our license agreements;

➢	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any current or future product candidates for which we may obtain marketing approval;

➢hire additional clinical, quality control and scientific personnel;

➢

expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company; and

➢obtain, maintain, expand and protect our intellectual property portfolio.

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

➢the costs, timing and outcome of regulatory review of our current or future product candidates;

➢	the costs, timing and ability to manufacture our current or future product candidates to supply our clinical and preclinical development efforts and our clinical trials;
➢

the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our current or future product candidates for which we receive marketing approval;

➢the costs of manufacturing commercial-grade products and necessary inventory to support commercial launch;

➢the ability to receive additional non-dilutive funding, including grants from organizations and foundations;

➢	the revenue, if any, received from commercial sale of our products, should any of our current or future product candidates receive marketing approval;
➢	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, expanding and enforcing our intellectual property rights and defending intellectual property-related claims;

➢our ability to establish and maintain collaborations on favorable terms, if at all; and

➢the extent to which we acquire or in-license other product candidates and technologies.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented: (in thousands)

	For the three months ended March 31
	2022	2021
Net cash used in operating activities	$(3,076)	$—
Net cash used in investing activities	—	—
Net cash provided by financing activities	14,027	—

Operating Activities

During the three months ended March 31, 2022, $3.0 million of cash was used in operating activities. This was primarily attributable to our net loss of $2.9 million, partially offset by non-cash charges of $0.2 million. The change in our operating assets and liabilities was primarily due to an increase of $0.8 million in prepaid and other assets, which was primarily due to $1.1 million payment for our director and officer insurance, partially offset by $0.5 million increase in accounts payable and accrued expense, due to growth in our business, the advancement of our research programs, and the timing of vendor invoicing and payments.

Financing activities

During the three months ended March 31, 2022, net cash provided by financing activities was $14.0 million, consisting primarily of proceeds from the sale of our common stock, offset by $2.0 million of commission and deferred offering costs paid.

Contractual Obligations and Other Commitments

We enter into contracts in the normal course of business with clinical research organizations, contract manufacturing organizations, and other third parties for clinical trials, preclinical research studies, and testing and manufacturing services. These contracts are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. The amount and timing of such payments are not known.

We have also entered into license and collaboration agreements with third parties, which are in the normal course of business. We have not included future payments under these agreements since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones, or royalties on net product sales.

Pursuant to the NXP800 License Agreement, we are required to make payments to the ICR for certain development and regulatory milestones. As of March 31, 2022, we were obligated to pay up to $23.0 million in milestone payments to the ICR related to pre-approval milestones, up to $178 million (in addition to the $23.0 million) in regulatory and commercial sales milestones, and mid-single digit to 10% royalties on a tiered basis on net sales. Additionally, the Company originally agreed to provide the ICR with up to an additional $0.5 million in research and development. On March 31, 2022, the Company and ICR agreed to research and development support of an additional $0.4 million ($9.0 million total).

Pursuant to the NXP900 License Agreement, we are required to make payments to the UoE for certain development and regulatory milestones. As of March 31, 2022, we were obligated to make up to $46.0 million in milestone payments to the UoE related to pre-approval milestones, including $0.5 million on the first anniversary of the agreement, up to $279.5 million in regulatory and commercial sales milestones, mid-single digit to 8% royalties on a tiered basis on net sales and 2.5% of the gross amount of each of the Company’s future fund raising up to a cumulative total of $3.0 million. Additionally, the Company will provide UoE with up to an additional $754,000 in research and development support.

We do not currently have any long-term leases. We rent our office space in Fort Lee, New Jersey, based on a one-year agreement signed on May 1, 2022.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of condensed financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no significant changes to our critical accounting policies and estimates as compared to those described in “Note 2 – Summary of Significant Accounting Policies ” to our audited financial statements set forth in our Annual Report on Form 10-K filed with the SEC on March 23, 2022.

Recently Issued Accounting Pronouncements

See Note 2 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this report.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in and Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Vice President of Finance, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we have not issued any unregistered securities.

Use of Proceeds from Sales of Registered Securities

On February 4, 2022, our registration statement on Form S-1 (File No. 333-260099) and our registration statement on Form S-1MEF (File No. 333-262512) (collectively, the “Registration Statements”) were declared effective by the SEC. Pursuant to such Registration Statements, we sold an aggregate of 3,200,000 shares of our common stock at a price of $5.00 per share for aggregate net cash proceeds of approximately $13.1 million, which amount is net of $1.12 million in underwriter’s discounts, and commissions, and $1.8 million of other expenses incurred in connection with the offering. We closed the offering on February 8, 2022. H.C. Wainwright & Co. acted as sole book-running manager for the offering.

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

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2022.
31.2	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2022.
32.1	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2022.
32.2	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2022.
101

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 12th day of May 2022.

Nuvectis Pharma, Inc.

By:	/s/ Ron Bentsur
	Name:	Ron Bentsur
	Title:	Chairman, Chief Executive Officer and President

By:	/s/ Michael J Carson
	Name:	Michael J Carson
	Title:	Vice President of Finance (Principal Financial and Accounting Officer)