Form 10-Q
period 2022-06-30
Nuvectis Pharma, Inc.
filed 2022-08-10
CIK 1875558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 04, 2022
Common Stock, $0.00001 par value	14,642,483

NUVECTIS PHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVECTIS PHARMA, INC.

CONDENSED BALANCE SHEETS

(USD in thousands, except per share and share amounts)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
CURRENT ASSETS:
Cash and cash equivalents	13,572	5,742
Other current assets	666	91
TOTAL CURRENT ASSETS	14,238	5,833

Deferred offering costs	—	824
TOTAL ASSETS	14,238	6,657

Liabilities, Redeemable Convertible Preferred Shares and Stockholders’ Equity (Deficit)

Accounts payables	1,434	1,058
Payable offering costs	341	824
Accrued liabilities	790	395
Employee compensation and benefits	173	142
TOTAL CURRENT LIABILITIES	2,738	2,419
TOTAL LIABILITIES	2,738	2,419

COMMITMENTS AND CONTINGENCIES, see Note 3
REDEEMABLE CONVERTIBLE PREFERRED SHARES:
Convertible preferred A stock, $0.00001 par value – Zero and 6,630,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 all issued and outstanding preferred A stock was converted to common stock. As of December 31, 2021, 5,012,280 preferred A stock shares were issued and outstanding.	—	15,246

STOCKHOLDERS’ EQUITY (DEFICIT), see Note 4:

Common Stock, $0.00001 par value – 60,000,000 and 12,870,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively 12,717,794 and 4,505,514 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively

	*	*
Additional paid in capital	30,912	1,892
Notes received for common shares	—	(*)
Accumulated deficit	(19,412)	(12,900)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	11,500	(11,008)
TOTAL LIABILITIES, REDEEMABLE COVERTIBLE PREFERRED SHARES AND STOCKHOLDERS’ EQUITY (DEFICIT)	14,238	6,657

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT	2,505	4,245	4,310	4,245
GENERAL AND ADMINISTRATIVE	1,068	1,693	2,208	1,716

OPERATING LOSS	(3,573)	(5,938)	(6,518)	(5,961)
FINANCE INCOME	4	—	6	—

NET LOSS	(3,569)	(5,938)	(6,512)	(5,961)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(3,569)	(5,938)	(6,512)	(5,961)
BASIC AND DILUTED NET LOSS PER COMMON SHARE OUTSTANDING, see Note 6	(0.28)	(1.43)	(0.59)	(1.48)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,717,794	4,155,661	10,984,090	4,027,124

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

(USD in thousands, except share amounts)

(unaudited)

					Notes
	Redeemable Convertible				received
	Preferred Stock		Common Stock		from	Additional		Total
	$0.00001 Par Value		$0.00001 Par Value		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	shares	Capital	Deficit	Deficit
BALANCES AT DECEMBER 31, 2020	—	—	3,900,000	*	(*)	—	(10)	(10)
Net loss for the period							(23)	(23)
BALANCES AT MARCH 31, 2021	—	—	3,900,000	*	(*)	—	(33)	(33)
Issuance of Series A Preferred shares	94,752	11,225
Share-based payments	—	—	605,514	*	(*)	1,571	—	1,571
Net loss for the period							(5,938)	(5,938)
BALANCES AT JUNE 30, 2021	94,752	11,225	4,505,514	*	(*)	1,571	(5,971)	(4,400)

					Notes
	Redeemable Convertible				received
	Preferred Stock		Common Stock		from	Additional		Total
	$0.00001 Par Value		$0.00001 Par Value		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	shares	Capital	Deficit	Equity/(Deficit)
BALANCES AT DECEMBER 31, 2021	5,012,280	15,246	4,505,514	*	(*)	1,892	(12,900)	(11,008)
Conversion of Series A redeemable convertible preferred shares	(5,012,280)	(15,246)	5,012,280	*	—	15,246	—	15,246
Issuance of common stock upon initial public offering, net of offering costs of $2,892			3,200,000	*	*	13,108	—	13,108
Share based payments						156		156
Net loss for the period			—	—	—	—	(2,943)	(2,943)
BALANCES AT MARCH 31, 2022	—	—	12,717,794	*	—	30,402	(15,843)	14,559
Share based payments						510		510
Net loss for the period			—	—	—	—	(3,569)	(3,569)
BALANCES AT JUNE 30, 2022	—	—	12,717,794	*	—	30,912	(19,412)	11,500

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(6,512)	(5,961)
Adjustments to reconcile loss to net cash used in operating activities: Cost of share-based payments	666	1,571
Changes in operating assets and liabilities:
Increase in other current assets	(575)	—
Increase in accounts payable and accrued liabilities	802	379
Net cash used in operating activities	(5,619)	(4,011)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable convertible preferred shares	—	11,225
Proceeds from issuance of common stock upon initial public offering	16,000	—
Issuance costs related to initial public offering	(2,551)	—
Net cash provided by financing activities	13,449	11,225
INCREASE IN CASH AND CASH EQUIVALENTS	7,830	7,214
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,742	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	13,572	7,214

Supplemental noncash disclosure of investing and financing activities:
Issuance of common shares in return for note receivable	—	*

*	Represents an amount lower than $1,000 USD.

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

The Company has incurred net operating losses since its inception and had an accumulated deficit of $19.4 million as of June 30, 2022. The Company had cash and cash equivalents of $13.6 million as of June 30, 2022 and has not generated positive cash flows from operations. To date, the Company has been able to fund its operations primarily through the issuance and sale of common stock and redeemable convertible preferred shares.

On July 29, 2022, the Company completed a private placement in which it received approximately $14.2 million in net proceeds, after deducting placement agent fees and other offering expenses (see Note 8).

Management believes that its existing cash, and cash equivalents as of June 30, 2022 enable the Company to fund planned operations for at least 12 months following the issuance date of these condensed financial statements.

The Company will need to raise additional capital in order to complete the clinical trials aimed at developing the product candidates until obtaining its regulatory and marketing approvals. There can be no assurances that the Company will be able to secure such additional financing if at all, or at terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, or reduce its products’ development, clinical trials, commercialization efforts or other operations, or even close down or liquidate.

g.	Initial Public Offering

On February 8, 2022, the Company completed an initial public offering (“IPO”) in which it sold 3,200,000 shares of common stock at $5.00 per share and received net proceeds of $12.6 million, after underwriting discounts and commissions of $1.1 million, and expenses of $1.8 million. The IPO also included $0.5 million in stock-based expense in relation to warrants issued to the underwriter. Additionally, upon the IPO, the convertible preferred stock were converted on a 1:1 basis into 5,012,280 shares of the Company’s common stock.

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

In the opinion of management, the unaudited condensed financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the period ended June 30, 2022 are not necessarily indicative of those expected for the year ending December 31, 2022 or for any future period. The condensed balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2022.

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

During the three and six months ended June 30, 2022 and 2021, there were no transfers between fair value measure levels. Other financial instruments consist mainly of cash and cash equivalents, other current assets, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

d.	Recently Issued Accounting Pronouncements Not Yet Adopted

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements. No new accounting standards were adopted during the period.

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

In connection with the License Agreement, the Company agreed to provide Institute of Cancer Research in London, UK (“ICR”) with up to an additional $500,000 in research and development support over the next 18 months to conduct additional scientific research and preclinical testing for certain indications that the Company selects in connection with the NXP800 Program. According to the License Agreement, the Company also has an exclusive license to intellectual property rights developed in the collaboration, to research, develop and commercialize products resulting from the collaboration. On March 31, 2022, the Company and ICR revised the agreement for research and development support to a total of $865,000 ($365,000 above the License Agreement, to allow for additional research activities). $0.1 million of expense of the research and development support was recognized during the three months and six months ended June 30, 2022. The expense from the revised agreement will be recognized over eighteen months beginning at the date of the revised agreement.

Any potential milestone or royalty payment amounts have not been accrued as of June 30, 2022 and December 31, 2021 due to the uncertainty related to the achievement of these events or milestones except for the research and development support discussed above.

University of Edinburgh License Agreement

There have been no material changes to the University of Edinburgh (“UoE”) License Agreement as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on March 23, 2022 (see Note 5a in the Notes to the Financial Statements).

Any potential future research support, milestone or royalty payment amounts have not been accrued as of June 30, 2022 and December 31, 2021 due to the uncertainty related to the achievement of these events, milestones or commitments to additional research.

b.	Related Party Transactions

As for related party transactions, see Note 7 and Note 8.

c.	Contingencies

As of June 30, 2022, and as of December 31, 2021, there are no contingent liabilities, therefore, no provision was made.

NOTE 4 – SHAREHOLDERS’ EQUITY/(DEFICIT):

a.	In May 2021, the Company’s board of directors approved and declared a 100:1 stock split of common stock with a par value of $0.00001 and preferred shares, with a par value of $0.00001. In addition, the Company increased the number of authorized common stock from 3,900,000 to 12,870,000 and preferred shares from 40,000 to 170,000. In addition, in October 2021, the Company’s board of directors approved a 39:1 stock split. As a result of the above splits, all shares, options and warrants exercisable into common stock and restricted stock units, exercise prices and income or loss per share amounts have been adjusted on a retroactive basis for all periods presented to reflect such stock splits. Upon the completion of the Company’s IPO, all outstanding shares of the Company’s preferred A stock was converted into shares of the Company’s common stock on a 1:1 basis.

As of June 30, 2022 and December 31, 2021 the share capital is composed of $0.00001 par value shares, as follows:

	June 30, 2022
			Carrying	Liquidation
	Authorized	Issued and paid	Value	Preference
Common Shares	60,000,000	12,717,794	*	—

	December 31, 2021
			Carrying	Liquidation
	Authorized	Issued and paid	Value	Preference
Common Shares	12,870,000	4,505,514	*	—
Redeemable convertible preferred shares	6,630,000	5,012,280	15,246	15,246

*Represents an amount lower than $1,000 USD.

b.	Rights of the Company’s Common Stock

The holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. The holders of common stock do not have any cumulative voting rights. Holders of the common stock are entitled to receive ratably any dividends declared by the board of directors out of funds legally available for that purpose, subject to any preferential dividend rights of any outstanding preferred stock. The Company’s common stock has no preemptive rights, conversion rights or other subscription rights or redemption or sinking fund provisions.

In the event of liquidation, dissolution or winding up, holders of the Company common stock will be entitled to share ratably in all assets remaining after payment of all debts and other liabilities and any liquidation preference of any outstanding preferred stock. As of June 30, 2022 and December 31, 2021, no dividends have been declared.

NOTE 5 – SHARE BASED PAYMENTS:

a.	Share Based Payments

In February 2022, the Company granted to H.C. Wainwright & Co. the underwriter of the IPO, 128,000 fully vested warrants upon the IPO, exercisable into common stock with an exercise price of $6.25 per share for 5 years after the grant date. The 128,000 fully vested warrants have an estimated value (based on Black-Scholes model) of approximately $458,000 and were recognized as a reduction from gross proceeds of the IPO. No warrants have been exercised as of June 30, 2022.

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

On April 1, 2022, the Company granted Directors Hoberman, Oliviero and Kaplan 15,000 options each, to purchase common stock at the closing price on the day of the grant. The options to the directors vest over three years with 1/3 vesting on each anniversary of the date of the grant. The fair value of these options was determined to be $0.3 million.

The following table summarizes assumptions used for the Black-Scholes model at the grant date:

Risk-free interest rate	2.39%
Common share price	$7.02
Expected dividend yield	—
Expected term (in years)	10
Expected volatility	89%

The following table summarizes the Company’s stock option activity in the Incentive Plan for the six months ended June 30, 2022:

			Weighted
	Number of	Weighted average	average	Aggregated
	shares under	Exercise price per	remaining	Intrinsic value
	option	Option	life	(in thousands)
Balance, December 31, 2021	226,590	3.05	9.07	492
Granted	70,000	7.02
Exercised	—	—
Forfeited	—	—
Outstanding – June 30, 2022	296,590	3.99	9.22	2,138
Exercisable – June 30, 2022	9,750	3.05	9.00
Vested or Expected to vest – June 30, 2022	296,590	3.99	9.22	2,138

As of June 30, 2022, there was $0.6 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.22 years.

Restricted Stock Units

Restricted stock units (“RSUs”) have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest.

Upon vesting, each RSU converts into one share of the Company’s common stock. The Company granted RSUs pursuant to the Incentive Plan.

On April 1, 2022, the Company issued 120,000 RSUs to Mr. Ron Bentsur and 60,000 RSUs each to Dr. Enrique Poradosu and Mr. Shay Shemesh. All RSUs granted to these founders of the Company vest over three years with 1/3 vesting on each anniversary of the date of the grant.  The fair value of these RSUs was determined to be $1.7 million.

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2022, as described above from the Incentive Plan:

	Number of	Weighted	Weighted average	Aggregated
	shares under	average grant	contractual term	Intrinsic value
	option	date fair value	(in years)	(in thousands)
Balance, December 31, 2021	47,580	2.49	2.72	114
Granted	284,000	5.57
Vested	—	—
Outstanding – June 30, 2022	331,580	5.13	2.67	3,714
Vested or Expected to vest – June 30, 2022	331,580	5.13	2.67	3,714

As of June 30, 2022, there was $1.8 million of total unrecognized compensation cost related to RSUs expected to be recognized over a weighted average period of 2.67 years.

The RSUs granted during the quarter vest over three years with 1/3 vesting on each anniversary date of the grant.

On July 27, 2021, Mr. Ron Bentsur, Dr. Enrique Poradosu, and Mr. Shay Shemesh were granted 96,759 RSUs, 48,399  RSUs and 48,399 RSUs, respectively, which were not part of the Incentive Plan and excluded from the table above.  See note 8, related to the Subsequent Event of this grant.

Share Compensation Expense

For the three months ended June 30, 2022, the Company recognized expenses of $0.2 million as part of general and administrative expenses and $0.3 million as part of research and development expenses. For the three months ended June 30, 2021, the Company recognized expenses of $0.9 million as part of general and administrative expenses and $0.7 million as part of  research and development expenses. For the six months ended June 30, 2022, the Company recognized expenses of $0.3 million as part of general and administrative expenses and $0.4 million as part of research and development expenses. For the six months ended June 30, 2021, the Company recognized expenses of $0.9 million as part of general and administrative expenses and $0.7 million as part of research and development expenses.

NOTE 6 – NET LOSS PER SHARE:

a.	Basic

Basic net loss per share is calculated by dividing the net loss attributable to the Company’s stockholders by the weighted average number of common stock outstanding.

	For the three months	For the three months	For the six months	For the six months
	ended June 30, 2022	ended June 30, 2021	ended June 30, 2022	ended June 30, 2021

	in thousand U.S. dollars except per share and share amounts
Loss attributable to common stockholders	$(3,569)	$(5,938)	$(6,512)	$(5,961)
Basic and diluted net loss per common share	(0.28)	(1.43)	(0.59)	(1.48)
Weighted average of common share outstanding	12,717,794	4,155,661	10,984,090	4,027,124

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of shares of common stock in issue during the year.

b.	Diluted

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive for the years presented:

	For the six months ending
	June 30,
	2022	2021
Common stock issuable in relation to:
Warrants	228,893	89,193
Options	296,590	29,250
Redeemable convertible preferred shares	—	3,695,328
RSUs	525,137	—

NOTE 7 – RELATED PARTY TRANSACTIONS:

a.	On April 1, 2022, the Company awarded bonuses related to the completion of the IPO in the amount of $431,250 to Mr. Ron Bentsur and $200,000 each to Dr. Enrique Poradosu and Mr. Shay Shemesh payable upon the Company raising an additional $15.0 million in gross proceeds subsequent to the IPO offering.
b.	On April 1, 2022, the Company increased the base annual salaries for Dr. Enrique Poradosu and Mr. Shay Shemesh to $425,000.
c.	On April 1, 2022, the Company issued 120,000 RSUs to Mr. Ron Bentsur and 60,000 RSUs each to Dr. Enrique Poradosu and Mr. Shay Shemesh. Additionally, the Company granted Directors Hoberman, Oliviero and Kaplan 15,000 options each, to purchase common stock at the closing price on the day of the grant. All RSUs and options vest over three years with 1/3 vesting on each anniversary date of the grant. See Note 5 regarding the assumptions used in determining the fair value of these RSU and option grants.

d.	Indemnification

The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

NOTE 8 – SUBSEQUENT EVENTS:

Private placement

On July 27, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) in connection with a private placement with several investors for aggregate gross proceeds of approximately $15.9 million. In accordance with the Purchase Agreement, the Company issued to the investors an aggregate of (i) 1,015,598 shares of the Company’s common stock, par value $0.00001 per share at a purchase price of $8.25 per share, (ii) pre-funded warrants to purchase up to an aggregate of 909,091 shares of Common Stock that became exercisable immediately. The Pre-Funded Warrant purchase price was $8.249 with an exercise price of $0.001 and (iii) Preferred Investment Option to purchase an aggregate of 1,924,689 shares of the Company's common stock at an exercise price of $9.65 per share. The Preferred Investment Option will become exercisable six months following the closing of the transaction and have a term of three and one-half years.

Vesting Extension

On July 1, 2022, Mr. Ron Bentsur,  Dr. Enrique Poradosu, Mr. Shay Shemesh and the Compensation Committee of the Company’s Board of Directors mutually agreed to extend the vesting period of the RSUs granted on July 27, 2021 and originally scheduled to fully vest on July 27, 2022. Mr. Bentsur’s 96,759 RSUs,  Dr. Poradosu’s 48,399 RSUs and Mr. Shemesh’s 48,399 RSUs will now fully vest on January 1, 2023.

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

Overview

We are a biopharmaceutical company focused on the development of novel targeted therapies for the treatment of cancer. Our approach translates key scientific insights relating to oncogenic drivers and cancer addiction pathways into a clinical development strategy of potent and selective anticancer drug candidates.

NXP800 (HSF1-Pathway Inhibitor)

We have licensed exclusive world-wide commercial rights to NXP800, a novel Heat Shock Factor 1 (“HSF1”) pathway inhibitor, which was discovered at the Institute of Cancer Research (“ICR”) in London, England. Cancer cells actively exploit HSF1 to overcome diverse stresses and promote biological activities crucial for their survival, progression, immune evasion, and metastasis.

In preclinical studies, treatment with NXP800 inhibited tumor growth in xenografts models of human ovarian cancer. In addition, a genetic mutation in the AT-rich interactive domain-containing protein 1A (“ARID1a”) gene has been identified as a potential biomarker for treatment sensitivity. Based on this work, we plan to clinically investigate NXP800 in Ovarian Clear Cell Carcinoma (“OCCC”) and endometrioid ovarian carcinoma, and to investigate the utility of ARID1a deficiency as a patient selection marker. The genetic screening for the ARID1a mutation is a standard part of the commercially available screening panels being utilized in the clinic for cancer patients.

The Phase 1 study was initiated in December 2021 and is comprised of two parts: dose-escalation (Phase 1a) to be followed by an expansion phase (Phase 1b). In the Phase 1a, the safety and tolerability of NXP800 will be evaluated in patients with advanced solid tumors to identify a dose and dosing schedule for the Phase 1b. In the Phase 1b, the safety and preliminary anti-tumor activity of NXP800 will be evaluated, initially in patients with OCCC and endometrioid carcinoma and possibly in patients with other types of solid tumors. In June 2022, the U.S. Food and Drug Administration (the “FDA”) cleared the Company's Investigational New Drug Application (“IND”) for NXP800, which includes the Phase 1 clinical trial protocol. Additional preclinical studies are being conducted to identify development opportunities for NXP800 in additional solid tumor types.

NXP900 (SRC/YES1 Kinase Inhibitor)

NXP900 is a preclinical-stage drug candidate designed to preferentially inhibit the Proto-oncogene c-Src (“SRC”) and YES1 kinases. NXP900 was discovered at the University of Edinburgh, Scotland. SRC is aberrantly activated in many cancer types, including solid tumors such as breast, colon, prostate, pancreatic and ovarian, while remaining predominantly inactive in non-cancerous cells. Increased SRC activity is generally associated with late-stage cancers, metastatic potential and resistance to therapy, and correlates with poor clinical prognosis. YES1 gene amplification has been reported to be implicated in several tumors including lung, head and neck, bladder and esophageal cancers. Furthermore, it has been found that YES1 gene amplification is a key mechanism of resistance to Epidermal Growth Factor Receptor (“EGFR”) or (Human Epidermal Growth Factor Receptor 2 (“HER2”) and A1k inhibitors. A recent, peer reviewed study published in Nature Communication (not sponsored by the Company) demonstrated that NXP900 is able to re-sensitize resistant non-small cell lung cancer (“NSCLC”) cells to osimertinib (Tagrisso®), the leading EFGR inhibitor used for the treatment of EGFR mutation-positive NSCLC.

Preclinically, NXP900 demonstrated potent inhibition of SRC and YES1 kinases and substantial growth inhibition of primary tumors and bone metastases in triple negative breast cancer (“TNBC”), and group IV Medulloblastoma animal models. Of note, in the animal models tested tumor growth inhibition was associated with substantial improvement of median survival.

We plan to initially develop NXP900 in solid tumors where SRC and/or YES1 are implicated. We anticipate submitting an IND or an equivalent submission with a foreign agency in early 2023.

Since our inception in 2020, we have devoted all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring product candidates and securing related intellectual property rights and conducting research and development activities. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet successfully completed any pivotal clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities.

Results of Operations

From our inception on July 27, 2020, through June 30, 2022, we did not generate any revenue. Our main activities through June 30, 2022 have been organizational and capital raising activities and the completion of the in-license agreements for our two drug candidates, NXP800 and NXP900, our Clinical Trial Application by the Medicines and Healthcare Regulatory Agency, and preparation for the Phase 1a clinical trial for NXP800, which commenced in December 2021, and beginning our IND-enabling studies for NXP900, which commenced in late 2021. Additionally, we completed our initial public offering in February 2022.

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including licensing fees, cost of salaries, share-based compensation expenses, payroll taxes, and other employee benefits, subcontractors, and materials and service used for research and development activities, including clinical trials, manufacturing costs, and professional services. All costs associated with research and development are expensed as incurred.

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

The following table summarizes our results of operations expenses for the three months ended June 30, 2022: (in thousands)

	Three Months Ended June 30
	2022	2021	Change
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT	$2,505	$4,245	$(1,740)
GENERAL AND ADMINISTRATIVE	1,068	1,693	(625)

OPERATING LOSS	(3,573)	(5,938)	2,365
FINANCE INCOME	4	—	4

NET LOSS	$(3,569)	$(5,938)	$2,369

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022: (in thousands)

	For the three months ended June 30		Increase/
	2022	2021	(Decrease)
Clinical Expense	$1,144	$31	$1,113
Employee Compensation and Benefits	844	667	177
Manufacturing	453	39	414
License Fee	—	3,500	(3,500)
Professional services and other	64	8	56
Total research and development expenses	$2,505	$4,245	$(1,740)

Research and development expenses decreased by $1.7 million or 41% during the three months ended June 30, 2022 compared to the same period in 2021. The decrease in research and development expense during the three months ended June 30, 2022 was primarily driven by $3.5 million in one-time licensing fees expense and  paid during the period in 2021 for compound NXP800 partially offset by $1.1 million in increased clinical expenses, $0.4 in manufacturing expenses mostly related to the NXP800 program and $0.2 million of additional employee expenses including $0.3 million in employee stock compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2022: (in thousands)

	For the three months ended June 30		Increase/
	2022	2021	(Decrease)
Professional and consulting services	$319	$1,257	$(938)
Employee Compensation and Benefits	281	222	59
Insurance and Other	468	214	254
Total general and administrative expenses	$1,068	$1,693	$(625)

General and administrative expenses decreased by $0.6 million or 37% during the three months ended June 30, 2022 compared to the same period in 2021. The decrease in general and administrative expense during the three months ended June 30, 2022 was primarily driven by the $0.9 million decrease in professional and consulting services related to the private funding round in 2021 which could not be netted against the proceeds, partially offset by a $0.3 million increase in insurance and other expenses associated with the IPO.

As a result of the foregoing, our loss from operations for the three months ended June 30, 2022, decreased $2.4 million or 40%, compared to the same period in 2021.

The following table summarizes our results of operations expenses for the six months ended June 30, 2022: (in thousands)

	Six Months Ended June 30
	2022	2021	Change
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT	$4,310	$4,245	$65
GENERAL AND ADMINISTRATIVE	2,208	1,716	492

OPERATING LOSS	(6,518)	(5,961)	(557)
FINANCE INCOME	6	—	6

NET LOSS	$(6,512)	$(5,961)	$(551)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022: (in thousands)

	For the six months ended June 30		Increase/
	2022	2021	(Decrease)
Clinical Expense	$1,588	$31	$1,557
Employee Compensation and Benefits	1,311	667	644
Manufacturing	757	39	718
License Fee	400	3,500	(3,100)
Professional services and other	254	8	246
Total research and development expenses	$4,310	$4,245	$65

Research and development expenses increased by $0.1 million, or 2%, during the six months ended June 30, 2022 compared to the same period in 2021.  The increase in research and development expense during the six months ended June 30, 2022 was primarily driven by, $1.6 million increase in clinical expenses paid out in connection with our product candidates NXP800 and NXP900, $0.6 million in employee compensation and benefits including $0.4 million in stock based compensation and $0.7 million in manufacturing expenses mostly associated with our product NXP800 and $0.2 million in professional services and other expenses associated with the company’s drug product programs, partially offset by a $3.1 million decrease in license fees paid during 2021 to CRT for NXP800  net of fees owed to the UoE associated with the company’s 2022 IPO and the UoE License agreement.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2022: (in thousands)

	For the six months ended June 30		Increase/
	2022	2021	(Decrease)
Professional and consulting services	$1,002	$1,280	$(278)
Employee Compensation and Benefits	460	222	238
Insurance and Other	746	214	532
Total general and administrative expenses	$2,208	$1,716	$492

General and administrative expenses increased by $0.5 million, or 29%, during the six months ended June 30, 2022 compared to the same period in 2021. The increase in general and administrative expenses for the six months ended June 30, 2022, was primarily driven by $0.5 million increase in insurance due to insurance associated with the IPO, $0.2 million in employee compensation including $0.3 million in stock compensation expense offset by a decrease of $0.3 million in professional and consulting fees paid to third-party providers.

As a result of the foregoing, our loss from operations for the six months ended June 30, 2022, increased $0.6 million or 9%, compared to the same period in 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had $13.6 million of cash and cash equivalents. For the three months ended June 30, 2022, and 2021, we had net losses of $3.3 million and $5.9 million, respectively. For the six months ended June 30, 2022, and 2021, we had net losses of $6.3 million and $6.0 million, respectively. As of June 30, 2022, we had an accumulated deficit of $19.4 million.

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

In addition, on July 29, 2022, we completed a private placement in which we received gross proceeds of $15.9 million before deducting fees and expenses (for net proceeds of $14.2 million). We believe that the proceeds from our IPO and private placement will enable us to fund our operating expenses and capital expenditures through at least the next 12 months from the issuance of our financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future viability in the long term is dependent on our ability to raise additional capital to finance our operations.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented: (in thousands)

	For the six months ended June 30
	2022	2021
Net cash used in operating activities	$(5,619)	$(4,011)
Net cash used in investing activities	—	—
Net cash provided by financing activities	13,449	11,225

Operating Activities

During the six months ended June 30, 2022, $5.6 million of cash was used in operating activities. This was primarily attributable to our net loss of $6.5 million, partially offset by non-cash charges of $0.7 million. The change in our operating assets and liabilities was primarily due to an increase of $0.6 million in prepaid and other assets, which was primarily due to $1.1 million payment for our director and officer insurance, partially offset by $0.8 million increase in accounts payable and accrued expense, due to growth in our business, the advancement of our research programs, and the timing of vendor invoicing and payments.

During the six months ended June 30, 2021, $4.0 million of cash was used in operating activities. This was primarily attributable to our net loss of $6.0 million, partially offset by non-cash charges of $1.6 million. The change in our operating assets and liabilities was primarily due to an increase of $0.4 million in accounts payable and accrued expense, due to growth in our business, the advancement of our research programs, and the timing of vendor invoicing and payments.

Financing activities

During the six months ended June 30, 2022, net cash provided by financing activities was $13.4 million, consisting primarily of proceeds from the sale of our common stock, offset by $2.6 million of commission and deferred offering costs paid.

During the six months ended June 30, 2021, net cash provided by financing activities was $11.2 million, consisting of proceeds from the sale of our redeemable convertible preferred shares.

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

Pursuant to the NXP800 License Agreement, we are required to make payments to the ICR for certain development and regulatory milestones. As of June 30, 2022, we were obligated to pay up to $23.0 million in milestone payments to the ICR related to pre-approval milestones, up to $178 million (in addition to the $23.0 million) in regulatory and commercial sales milestones, and mid-single digit to 10% royalties on a tiered basis on net sales. Additionally, the Company originally agreed to provide the ICR with up to an additional $0.5 million in research and development. On March 31, 2022, the Company and ICR agreed to research and development support of an additional $0.4 million ($0.9 million total).

Pursuant to the NXP900 License Agreement, we are required to make payments to the UoE for certain development and regulatory milestones. As of June 30, 2022, we were obligated to make up to $46.0 million in milestone payments to the UoE related to pre-approval milestones, including $0.5 million on the first anniversary of the agreement, up to $279.50 million in regulatory and commercial sales milestones, mid-single digit to 8% royalties on a tiered basis on net sales and 2.5% of the gross amount of each of the Company’s future fund raising up to a cumulative total of $3.0 million. Additionally, the Company will provide UoE with up to an additional $754,000 in research and development support.

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

There have been no significant changes to our critical accounting policies and estimates as compared to those described in “Note 2 – Summary of Significant Accounting Policies” to our audited financial statements set forth in our Annual Report on Form 10-K filed with the SEC on March 23, 2022.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in and Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2022.
31.2	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2022.
32.1	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2022.
32.2	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2022.
101

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 10th day of August 2022.

Nuvectis Pharma, Inc.

By:	/s/ Ron Bentsur
	Name:	Ron Bentsur
	Title:	Chairman, Chief Executive Officer and President

By:	/s/ Michael J Carson
	Name:	Michael J Carson
	Title:	Vice President of Finance (Principal Financial and Accounting Officer)