Form 10-Q
period 2022-09-30
Nuvectis Pharma, Inc.
filed 2022-11-08
CIK 1875558

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to                   .

Commission File Number 001-41264

NUVECTIS PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2405608
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Bridge Plaza, Suite 275
Fort Lee, NJ 07024	07024
(Address of Principal Executive Offices)	(Zip Code)

(201) 614-3150

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	NVCT	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 07, 2022
Common Stock, $0.00001 par value	14,642,483

NUVECTIS PHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVECTIS PHARMA, INC.

CONDENSED BALANCE SHEETS

(USD in thousands, except per share and share amounts)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
CURRENT ASSETS:
Cash and cash equivalents	$23,640	$5,742
Other current assets	1,226	91
TOTAL CURRENT ASSETS	24,866	5,833

Deferred offering costs	—	824
TOTAL ASSETS	$24,866	$6,657

Liabilities, Redeemable Convertible Preferred Shares and Stockholders’ Equity (Deficit)

CURRENT LIABILITIES
Accounts payables	$2,251	$1,058
Payable offering costs	640	824
Accrued liabilities	738	395
Employee compensation and benefits	863	142
TOTAL CURRENT LIABILITIES	4,492	2,419
TOTAL LIABILITIES	4,492	2,419

COMMITMENTS AND CONTINGENCIES, see Note 3
REDEEMABLE CONVERTIBLE PREFERRED SHARES:
Convertible preferred A stock, $0.00001 par value – Zero and 6,630,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 all issued and outstanding preferred A stock was converted to common stock. As of December 31, 2021, 5,012,280 preferred A stock shares were issued and outstanding.	—	15,246

STOCKHOLDERS’ EQUITY (DEFICIT), see Note 4:

Common Stock, $0.00001 par value – 60,000,000 and 12,870,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively 14,642,483 and 4,505,514 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively

	*	*
Additional paid in capital	45,663	1,892
Notes received for common shares	—	*
Accumulated deficit	(25,289)	(12,900)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	20,374	(11,008)
TOTAL LIABILITIES, REDEEMABLE COVERTIBLE PREFERRED SHARES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,866	$6,657

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
OPERATING EXPENSES:
Research and Development	$4,520	$4,156	$8,830	$8,401
General and Administrative	1,418	512	3,626	2,228

OPERATING LOSS	(5,938)	(4,668)	(12,456)	(10,629)
Finance Income	61	—	67	—

NET LOSS	$(5,877)	$(4,668)	$(12,389)	$(10,629)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,877)	$(4,668)	$(12,389)	$(10,629)
BASIC AND DILUTED NET LOSS PER COMMON SHARE OUTSTANDING, see Note 6	$(0.42)	$(1.04)	$(1.03)	$(2.54)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	14,050,271	4,505,514	11,988,770	4,188,340

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

(USD in thousands, except share amounts)

(unaudited)

					Notes
	Redeemable Convertible				received
	Preferred Stock		Common Stock		from	Additional		Total
	$0.00001 Par Value		$0.00001 Par Value		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	shares	Capital	Deficit	Deficit
BALANCES AT DECEMBER 31, 2020	—	—	3,900,000	*	*	—	$(10)	$(10)
Net loss for the period							(23)	(23)
BALANCES AT MARCH 31, 2021	—	—	3,900,000	*	*	—	$(33)	$(33)
Issuance of Series A Preferred shares	3,695,328	11,225
Share-based payments	—	—	605,514	*	—	1,571	-	1,571
Net loss for the period							(5,938)	(5,938)
BALANCES AT JUNE 30, 2021	3,695,328	$11,225	4,505,514	*	*	$ 1,571	$(5,971)	$(4,400)
Issuance of Series A Preferred shares	1,316,952	4,021
Share-based payments	—	—	—	—	—	136	—	136
Net loss for the period							(4,668)	(4,668)
BALANCES AT SEPTEMBER 30, 2021	5,012,280	$15,246	4,505,514	*	*	$ 1,707	$(10,639)	$(8,932)

					Notes
	Redeemable Convertible				received
	Preferred Stock		Common Stock		from	Additional		Total
	$0.00001 Par Value		$0.00001 Par Value		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	shares	Capital	Deficit	Equity/(Deficit)
BALANCES AT DECEMBER 31, 2021	5,012,280	$15,246	4,505,514	*	*	$1,892	$(12,900)	$(11,008)
Conversion of Series A redeemable convertible preferred shares	(5,012,280)	(15,246)	5,012,280	*	—	15,246	—	15,246
Issuance of common stock upon initial public offering, net of offering costs of $2,892			3,200,000	*	*	13,108	—	13,108
Share based payments						156		156
Net loss for the period			—	—	—	—	(2,943)	(2,943)
BALANCES AT MARCH 31, 2022	—	—	12,717,794	*	—	$30,402	$(15,843)	$14,559
Share based payments						510		510
Net loss for the period			—	—	—	—	(3,569)	(3,569)
BALANCES AT JUNE 30, 2022	—	—	12,717,794	*	—	$30,912	$(19,412)	$11,500
Issuance of common stock, unexercised prefunded warrants and warrants in private placement, net of offering costs of $1,687			1,214,689	*		14,192		14,192
Exercise of prefunded warrants			710,000	*		—		—
Share based payments						559		559
Net loss for the period			—	—	—	—	(5,877)	(5,877)
BALANCES AT SEPTEMBER 30, 2022	—	—	14,642,483	*	—	$45,663	$(25,289)	$20,374

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,389)	$(10,629)
Adjustments to reconcile loss to net cash used in operating activities: Cost of share-based payments	1,225	1,707
Changes in operating assets and liabilities:
Increase in other current assets	(1,135)	—
Increase in accounts payable and accrued liabilities	2,256	485
Net cash used in operating activities	$(10,043)	$(8,437)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable convertible preferred shares	$—	$15,246
Proceeds from issuance of common stock upon initial public offering	16,000	—
Issuance costs related to initial public offering	(2,551)	—
Proceeds from issuance of common stock and pre-funded warrants in private placement	15,879	—
Issuance costs related to private placement	(1,387)	—
Net cash provided by financing activities	$27,941	$15,246
INCREASE IN CASH AND CASH EQUIVALENTS	$17,898	$6,809
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$5,742	$—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,640	$6,809

Supplemental noncash disclosure of investing and financing activities:
Unpaid deferred offering costs	300	—
Issuance of common shares in return for note receivable	—	*

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements

NOTE 1 – GENERAL:

a.	Nuvectis Pharma, Inc. (formerly Centry Pharma Inc.) (hereafter – the “Company”) was incorporated under the laws of the State of Delaware on July 27, 2020 and commenced its principal operations in May 2021. The Company’s principal executive offices are located at Fort Lee in the state of New Jersey.

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

The Company has incurred net operating losses since its inception and had an accumulated deficit of $25.3 million as of September 30, 2022. The Company had cash and cash equivalents of $23.6 million as of September 30, 2022 and has not generated positive cash flows from operations. To date, the Company has been able to fund its operations primarily through the issuance and sale of common stock and redeemable convertible preferred shares.

On July 29, 2022, the Company completed a private placement in which it received approximately $14.2 million in net proceeds, after deducting placement agent fees and other offering expenses (see Note 4c).

Management believes that its existing cash, and cash equivalents as of September 30, 2022 enable the Company to fund planned operations for at least 12 months following the issuance date of these condensed financial statements.

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

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

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

In the opinion of management, the unaudited condensed financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the period ended September 30, 2022 are not necessarily indicative of those expected for the year ending December 31, 2022 or for any future period. The condensed balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2022.

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

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

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

During the three and nine months ended September 30, 2022 and 2021, there were no transfers between fair value measure levels. Other financial instruments consist mainly of cash and cash equivalents, other current assets, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

d.	Warrants

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (“ASC 480-10”), and then in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 480-10, warrants are considered liability-classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares.

If the warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income (expense), net in the

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

statements of operations. Equity-classified warrants are accounted for at consideration received on the issuance date with no changes in fair value recognized after the issuance date. As of September 30, 2022, all of the Company’s outstanding warrants are equity-classified warrants. See Note 4b.

e.	Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for public business entities except for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-06 on January 1, 2022, using the modified retrospective method, and such adoption did not impact the Company’s financial position, results of operations, cash flows or net loss per share.

f.	Recently Issued Accounting Pronouncements Not Yet Adopted

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

In connection with the License Agreement, the Company agreed to provide Institute of Cancer Research in London, UK (“ICR”) with up to an additional $500,000 in research and development support over the next 18 months to conduct additional scientific research and preclinical testing for certain indications that the Company selects in connection with the NXP800 Program. According to the License Agreement, the Company also has an exclusive license to intellectual property rights developed in the collaboration, to research, develop and commercialize products resulting from the collaboration. On March 31, 2022, the Company and ICR revised the agreement for research and development support to a total of $865,000 (to allow for additional research activities). $0.1 million and $0.2 million of expense of the research and development support was recognized during the three months and nine months ended September 30, 2022, respectively. The expense from the revised agreement will be recognized over eighteen months beginning at the date of the revised agreement. As of September 30, 2022, there are twelve months remaining for this expense to be recognized.

Any potential milestone or royalty payment amounts have not been accrued as of September 30, 2022 and December 31, 2021 due to the uncertainty related to the achievement of these events or milestones except for the research and development support discussed above.  During the three months ended September 30, 2022, the Company paid CRT $1.0 million associated with a patient enrollment milestone.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

University of Edinburgh License Agreement

There have been no material changes to the University of Edinburgh (“UoE”) License Agreement as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on March 23, 2022 (see Note 5a in the Notes to the Financial Statements) except noted below.

As of September 30, 2022, the Company recorded an accrued liability of $0.5 million related to the one year anniversary milestone and $0.4 million associated with the July 2022 private placement. Those expenses were recorded as research and development expenses during the quarter ended September 30, 2022.

Any potential future research support, milestone or royalty payment amounts have not been accrued as of September 30, 2022 and December 31, 2021 due to the uncertainty related to the achievement of these events, milestones or commitments to additional research.

b.	Related Party Transactions

As for related party transactions, see Note 7 and Note 8.

c.	Contingencies

As of September 30, 2022, and as of December 31, 2021, there are no contingent liabilities, therefore, no provision was made.

NOTE 4 – SHAREHOLDERS’ EQUITY/(DEFICIT):

a.	In May 2021, the Company’s board of directors approved and declared a 100:1 stock split of common stock with a par value of $0.00001 and preferred shares, with a par value of $0.00001. In addition, the Company increased the number of authorized common stock from 3,900,000 to 12,870,000 and preferred shares from 40,000 to 170,000. In addition, in October 2021, the Company’s board of directors approved a 39:1 stock split. As a result of the above splits, all shares, options and warrants exercisable into common stock and restricted stock units, exercise prices and income or loss per share amounts have been adjusted on a retroactive basis for all periods presented to reflect such stock splits. Upon the completion of the Company’s IPO, all outstanding shares of the Company’s preferred A stock was converted into shares of the Company’s common stock on a 1:1 basis.

b.	Private Placement in Public Entity

On July 29, 2022, the Company closed a private placement offering (the “July Private Placement”), pursuant to the terms and conditions of a Securities Purchase Agreement (the “Agreement”), dated July 27, 2022. In connection with the July Private Placement, the Company issued 1,015,598 shares of common stock (the “Shares”), pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 909,091 shares of common stock and preferred investment options (the “Preferred Investment Options”) to purchase up to an aggregate of 1,924,689 shares of common stock. The purchase price of each Share and each Pre-Funded Warrant was the $8.25.  The purchaser received one Preferred Investment Option for no consideration, with each Share or Pre-Funded Warrant purchased. The aggregate net cash proceeds to the Company from the July Private Placement were approximately $14.2 million, after deducting placement agent fees and other offering expenses. H.C. Wainwright & Co., LLC (“Wainwright”) acted as the exclusive placement agent for the July Private Placement. The Pre-Funded Warrants had an exercise price of $0.001 per share, were exercisable on or after August 24, 2022, and are exercisable until the Pre-Funded Warrants were exercised in full. Pre-Funded Warrants totaling 710,000 were exercised on August 25, 2022, and as such the Company issued 710,000 shares of common stock on that date. The Preferred Investment Options are exercisable at any time on or after January 23, 2023 through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the Agreement. The Company agreed to pay Wainwright a placement agent fee and

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

management fee equal to 7.0% and 1.0%, respectively, of the aggregate gross proceeds from the July Private Placement. In addition, the Company issued warrants to Wainwright (the “Wainwright Warrants”) to purchase up to 115,481 shares of common stock. The Wainwright Warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31. The Preferred Investment Options, the Pre-Funded Warrants, and the Wainwright Warrants are collectively referred to as the “Private Placement Warrants”.

The Company evaluated the terms of the Private Placement Warrants and determined that they should be classified as equity instruments based upon accounting guidance provided in ASC 480 and ASC 815-40. Since the Company determined that the Private Placement Warrants were equity-classified, the Company recorded the proceeds from the July Private Placement, net of issuance costs, within common stock at par value and the balance of the net proceeds to additional paid in capital. As of September 30, 2022, the outstanding Preferred Investment Options, and the Wainwright Warrants were not exercisable on that day.

In connection with the July Private Placement, the Company entered into a Registration Rights Agreement with the certain purchasers defined therein, dated July 27, 2022 (the “July Registration Rights Agreement”). The July Registration Rights Agreement required the Company to file a registration statement covering the resale of all of the securities with the Securities and Exchange Commission (the “SEC”). The Company filed a registration statement on Form S-1 with the SEC on August 15, 2022. The registration statement on Form S-1 was declared effective on August 24, 2022.

NOTE 5 – SHARE BASED PAYMENTS:

a.	Share Based Payments

In February 2022, the Company granted to H.C. Wainwright & Co. the underwriter of the IPO, 128,000 fully vested warrants upon the IPO, exercisable into common stock with an exercise price of $6.25 per share for 5 years after the grant date. The 128,000 fully vested warrants have an estimated value (based on Black-Scholes model) of approximately $458,000 and were recognized as a reduction from gross proceeds of the IPO. No warrants have been exercised as of September 30, 2022.

The following table summarizes assumptions used for the Black-Scholes model at the grant date:

Risk-free interest rate	1.78%
Common share price	$5.00
Expected dividend yield	—
Expected term (in years)	5
Expected volatility	99%

In July 2022, the Company granted to H.C. Wainwright & Co. the private placement agent of July Private Placement, 115,481 warrants which become exercisable any time between January 23, 2023 and January 29, 2026, exercisable into common stock with an exercise price of $10.31 per share. The 115,481 warrants have an estimated value (based on Black-Scholes model) of approximately $618,000. No warrants have been exercised as of September 30, 2022.

The following table summarizes assumptions used for the Black-Scholes model at the grant date:

Risk-free interest rate	2.86%
Common share price	$9.26
Expected dividend yield	0
Expected term (in years)	3.5
Expected volatility	86.06%

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

Volatility was estimated based on the historic volatility of comparable public companies.

b.	2021 Global Equity Incentive Plan

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

The following table summarizes assumptions used for the Black-Scholes model at the grant date:

Risk-free interest rate	2.39%
Common share price	$7.02
Expected dividend yield	—
Expected term (in years)	10
Expected volatility	89%

The following table summarizes the Company’s stock option activity in the Incentive Plan for the nine months ended September 30, 2022:

			Weighted
	Number of	Weighted average	average	Aggregated
	shares under	Exercise price per	remaining	Intrinsic value
	option	Option	life	(in thousands)
Balance, December 31, 2021	226,590	3.05	9.07	492
Granted	85,000	7.25
Exercised	—	—
Forfeited	—	—
Outstanding – September 30, 2022	311,590	4.20	9.04	920
Exercisable – September 30, 2022	75,530	3.05	8.85
Expected to vest – September 30, 2022	311,590	4.20	9.04	920

As of September 30, 2022, there was $0.7 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.07 years.

Restricted Stock Units

Restricted stock units (“RSUs”) have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

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

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2022, as described above from the Incentive Plan:

	Number of	Weighted	Weighted average	Aggregated
	shares under	average grant	contractual term	Intrinsic value
	option	date fair value	(in years)	(in thousands)
Balance, December 31, 2021	47,580	2.49	2.72	114
Granted	307,100	7.63
Vested	5,200	3.05
Outstanding – September 30, 2022	349,480	7.00	2.45	2,761
Expected to vest – September 30, 2022	344,280	7.00	2.45	2,761

As of September 30, 2022, there was $1.8 million of total unrecognized compensation cost related to RSUs expected to be recognized over a weighted average period of 2.45 years.

The RSUs granted during the quarter vest over three years with 1/3 vesting on each anniversary date of the grant.

On July 27, 2021, Mr. Ron Bentsur, Dr. Enrique Poradosu, and Mr. Shay Shemesh were granted 96,759 RSUs, 48,399  RSUs and 48,399 RSUs, respectively, which were not part of the Incentive Plan and excluded from the table above.  On July 1, 2022 the vesting of these grants was extended to January 1, 2023.

Share Compensation Expense

For the three months ended September 30, 2022, the Company recognized expenses of $0.2 million as part of general and administrative expenses and $0.3 million as part of research and development expenses. For the three months ended September 30, 2021, the Company recognized expenses of $0.9 million as part of general and administrative expenses and $0.7 million as part of research and development expenses. For the nine months ended September 30, 2022, the Company recognized expenses of $0.6 million as part of general and administrative expenses and $0.6 million as part of research and development expenses. For the nine months ended September 30, 2021, the Company recognized expenses of $0.9 million as part of general and administrative expenses and $0.7 million as part of research and development expenses.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

NOTE 6 – NET LOSS PER SHARE:

a.	Basic

Basic net loss per share is calculated by dividing the net loss attributable to the Company’s stockholders by the weighted average number of common stock outstanding.

	For the three months	For the three months	For the nine months	For the nine months
	ended September 30, 2022	ended September 30, 2021	ended September 30, 2022	ended September 30, 2021

	in thousand U.S. dollars except per share and share amounts
Loss attributable to common stockholders	$(5,877)	$(4,668)	$(12,389)	$(10,629)
Basic and diluted net loss per common share	(0.42)	(1.04)	(1.03)	(2.54)
Weighted average of common share outstanding	14,050,271	4,505,514	11,988,770	4,188,340

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of shares of common stock in issue during the year.

b.	Diluted

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive for the years presented:

	For the nine months ending
	September 30,
	2022	2021
Common stock issuable in relation to:
Warrants	344,374	89,193
Options	311,590	29,250
Redeemable convertible preferred shares	—	5,012,280
RSUs	548,237	209,157

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

NOTE 7 – RELATED PARTY TRANSACTIONS:

a.	Indemnification

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

In preclinical studies, treatment with NXP800 inhibited tumor growth in xenografts models of human ovarian and gastric cancers, in which, a genetic mutation in the AT-rich interactive domain-containing protein 1A (“ARID1a”) gene was present, potentially rendering ARID1a a biomarker for treatment sensitivity. Based on this work, we plan to clinically investigate NXP800 in Ovarian Clear Cell Carcinoma (“OCCC”) and endometrioid carcinoma, and to investigate the utility of ARID1a deficiency as a patient selection marker. The genetic screening for the ARID1a mutation is a standard part of the commercially available screening panels being utilized in the clinic for cancer patients.

The Phase 1 study was initiated in December 2021 and is comprised of two parts: dose-escalation (Phase 1a) to be followed by an expansion phase (Phase 1b). In the Phase 1a, the safety and tolerability of NXP800 is being evaluated in patients with advanced solid tumors to identify a dose and dosing schedule for the Phase 1b. In the Phase 1b, the safety and preliminary anti-tumor activity of NXP800 will be evaluated, initially in patients with OCCC and endometrioid carcinoma and possibly in patients with other types of solid tumors such as gastric cancer. In June 2022, the U.S. Food and Drug Administration (the “FDA”) cleared the Company's Investigational New Drug Application (“IND”) for NXP800, which includes the Phase 1 clinical trial protocol. Additional preclinical studies are being conducted to identify development opportunities for NXP800 in additional solid tumor types.

NXP900 (SRC/YES1 Kinase Inhibitor)

NXP900 is a preclinical-stage drug candidate designed to preferentially inhibit the Proto-oncogene c-Src (“SRC”) and YES1 kinases. NXP900 was discovered at the University of Edinburgh, Scotland. SRC is aberrantly activated in many cancer types, including solid tumors such as breast, colon, prostate, pancreatic and ovarian, while remaining predominantly inactive in non-cancerous cells. Increased SRC activity is generally associated with late-stage cancers, metastatic potential and resistance to therapy, and correlates with poor clinical prognosis. YES1 gene amplification has been reported to be implicated in several tumors including lung, head and neck, bladder and esophageal cancers. Furthermore, it has been found that YES1 gene amplification is a key mechanism of resistance to Epidermal Growth Factor Receptor (“EGFR”) or (Human Epidermal Growth Factor Receptor 2 (“HER2”) and A1k inhibitors. A recent, peer reviewed study published in Nature Communication (not sponsored by the Company) demonstrated that NXP900 is able to re-sensitize resistant non-small cell lung cancer (“NSCLC”) cells to osimertinib (Tagrisso®), the leading EFGR inhibitor used for the treatment of EGFR mutation-positive NSCLC, when used in combination with Tagrisso®.

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

Results of Operations

From our inception on July 27, 2020, through September 30, 2022, we did not generate any revenue. Our main activities through September 30, 2022 have been organizational and capital raising activities and the completion of the in-license agreements for our two drug candidates, NXP800 and NXP900, our Clinical Trial Application by the Medicines and Healthcare Regulatory Agency, and preparation for the Phase 1a clinical trial for NXP800, which commenced in December 2021, and beginning our IND-enabling studies for NXP900, which commenced in late 2021. Additionally, we completed our initial public offering in February 2022 and a private placement offering in July 2022.

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

The following table summarizes our results of operations expenses for the three months ended September 30, 2022: (in thousands)

	Three Months Ended September 30
	2022	2021	Change
OPERATING EXPENSES:
Research and Development	$4,520	$4,156	$364
General and Administrative	1,418	512	906

OPERATING LOSS	(5,938)	(4,668)	(1,270)
Finance Income	61	—	61

NET LOSS	$(5,877)	$(4,668)	$(1,209)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022: (in thousands)

	For the three months ended September 30		Increase/
	2022	2021	(Decrease)
Clinical Expense	$590	$146	$444
Employee Compensation and Benefits	1,452	93	1,359
Manufacturing	482	290	192
License Fee	1,897	3,611	(1,714)
Professional services and other	99	16	83
Total research and development expenses	$4,520	$4,156	$364

Research and development expenses increased by $0.4 million or 9% during the three months ended September 30, 2022 compared to the same period in 2021. The increase in research and development expense was primarily driven by $1.4 million in employee compensation which included a one-time bonus to the three founders totaling $0.6 million which became payable on July 29, 2022 and $0.3 million in non-cash employee stock compensation, $0.4 million increase in clinical trial expenses, $0.2 million in manufacturing expenses associated with the NXP800 and NXP900 programs partially offset by $1.7 million decrease in licensing expenses associated with the one-time payment to UoE in 2021 for NXP900.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2022: (in thousands)

	For the three months ended September 30		Increase/
	2022	2021	(Decrease)
Professional and consulting services	$411	$415	$(4)
Employee Compensation and Benefits	566	97	469
Insurance and Other	441	—	441
Total general and administrative expenses	$1,418	$512	$906

General and administrative expenses increased by $0.9 million or 177% during the three months ended September 30, 2022 compared to the same period in 2021. This increase was primarily driven by the $0.5 million increase in employee compensation which included a one-time bonus to the three founders totaling $0.2 million which became payable on July 29, 2022, $0.2 in employee stock compensation, $0.4 million increase in D&O insurance and other expenses associated with the IPO.

As a result of the foregoing, our loss from operations for the three months ended September 30, 2022 increased $1.2 million or 26%, compared to the same period in 2021, primarily driven by one-time clinical trial expenses, milestone and license fee payments.

The following table summarizes our results of operations expenses for the nine months ended September 30, 2022: (in thousands)

	Nine Months Ended September 30
	2022	2021	Change
OPERATING EXPENSES:
Research and Development	$8,830	$8,401	$429
General and Administrative	3,626	2,228	1,398

OPERATING LOSS	(12,456)	(10,629)	(1,827)
Finance Income	67	—	67

NET LOSS	$(12,389)	$(10,629)	$(1,760)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022: (in thousands)

	For the nine months ended September 30		Increase/
	2022	2021	(Decrease)
Clinical Expense	$2,178	$177	$2,001
Employee Compensation and Benefits	2,763	760	2,003
Manufacturing	1,239	329	910
License Fee	2,297	7,111	(4,814)
Professional services and other	353	24	329
Total research and development expenses	$8,830	$8,401	$429

Research and development expenses increased by $0.4 million, or 5%, during the nine months ended September 30, 2022 compared to the same period in 2021.  The increase in research and development expense during the nine months ended September 30, 2022 was primarily driven by, $2.0 million increase in clinical expenses paid out in connection with our product candidates NXP800 and NXP900, $2.0 million in employee compensation and benefits including $0.6 million in stock based compensation, $0.9 million in manufacturing expenses mostly associated with our product NXP800 and $0.3 million in professional services and other expenses associated with the company’s drug product programs, partially offset by a $4.8 million decrease in license fees paid during 2021 to CRT for NXP800  and UoE for NXP900 net of fees owed to the UoE associated with the company’s 2022 IPO, 2022 private placement, and the UoE License agreement and payments to CRT for patient enrollment milestones.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2022: (in thousands)

	For the nine months ended September 30		Increase/
	2022	2021	(Decrease)
Professional and consulting services	$1,413	$1,759	$(346)
Employee Compensation and Benefits	1,026	319	707
Insurance and Other	1,187	150	1,037
Total general and administrative expenses	$3,626	$2,228	$1,398

General and administrative expenses increased by $1.4 million, or 63%, during the nine months ended September 30, 2022 compared to the same period in 2021. The increase in general and administrative expenses for the nine months ended September 30, 2022, was primarily driven by $1.0 million increase in D&O insurance associated with the IPO, $0.7 million in employee compensation including $0.3 million in stock compensation expense offset by a decrease of $0.3 million in professional and consulting fees paid to third-party providers.

As a result of the foregoing, our loss from operations for the nine months ended September 30, 2022, increased $1.8 million or 17%, compared to the same period in 2021 primarily driven by one time clinical trial expenses, milestone and license fee payments.

Liquidity and Capital Resources

As of September 30, 2022, we had $23.6 million of cash and cash equivalents. For the three months ended September 30, 2022, and 2021, we had net losses of $5.9 million and $4.7 million, respectively. For the nine months ended September 30, 2022, and 2021, we had net losses of $12.4 million and $10.6 million, respectively. As of September 30, 2022, we had an accumulated deficit of $25.3 million.

On February 4, 2022, we entered into an underwriting agreement with H.C. Wainwright & Co. (the “Underwriter”), as sole book-running manager, in connection with our initial public offering of common stock (the “IPO”). On February 4, 2022, we announced the pricing of our IPO of 3,200,000 shares of common stock for a price of $5.00 per share, less certain underwriting discounts and commissions. As part of the UoE license agreement, we are required to pay UoE 2.5% of the gross amount of each of the Company’s future fund raisings up to a cumulative total of $3.0 million. Pursuant to the IPO, the Company paid UoE $0.4 million associated with this fundraising.

The IPO closed on February 8, 2022, with gross proceeds of $16.0 million, before deducting underwriting discounts and expenses (for net proceeds of $12.6 million).

In addition, on July 29, 2022, we completed a private placement in which we received gross proceeds of $15.9 million before deducting fees and expenses (for net proceeds of $14.2 million) excluding payments required by the Company’s license agreements. We believe that the proceeds from our IPO and private placement will enable us to fund our operating expenses and capital expenditures through at least the next 12 months from the issuance of our financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future viability in the long term is dependent on our ability to raise additional capital to finance our operations.

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

➢obtain, maintain, expand and protect our intellectual property portfolio; and

➢acquire additional product candidates.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented: (in thousands)

	For the nine months ended September 30
	2022	2021
Net cash used in operating activities	$(10,043)	$(8,437)
Net cash used in investing activities	—	—
Net cash provided by financing activities	27,941	15,246

Operating Activities

During the nine months ended September 30, 2022, $10.0 million of cash was used in operating activities. This was primarily attributable to our net loss of $12.4 million, partially offset by non-cash charges of $1.2 million. The change in our operating assets and liabilities was primarily due to an increase of $1.0 million in prepaid and other assets, which was primarily due to $1.1 million payment for our director and officer insurance, partially offset by $2.3 million increase in accounts payable and accrued expense, due to growth in our business, the advancement of our research programs, and the timing of vendor invoicing and payments.

During the nine months ended September 30, 2021, $8.4 million of cash was used in operating activities. This was primarily attributable to our net loss of $10.6 million, partially offset by non-cash charges of $1.7 million. The change in our operating assets and liabilities was primarily due to an increase of $0.5 million in accounts payable and accrued expense, due to growth in our business, the advancement of our research programs, and the timing of vendor invoicing and payments.

Financing activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $27.9 million, consisting primarily of proceeds from the sale of our common stock and private placement, offset by $2.6 million of commission and deferred offering costs paid and $1.4 million in private placement costs.

During the nine months ended September 30, 2021, net cash provided by financing activities was $15.2 million, consisting of proceeds from the sale of our redeemable convertible preferred shares.

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

Pursuant to the NXP800 License Agreement, we are required to make payments to the ICR for certain development and regulatory milestones. As of September 30, 2022, we were obligated to pay up to $23.0 million in milestone payments to the ICR related to pre-approval milestones, up to $178 million (in addition to the $23.0 million) in regulatory and commercial sales milestones, and mid-single digit to 10% royalties on a tiered basis on net sales, unless development ceases. Additionally, the Company originally agreed to provide the ICR with up to an additional $0.5 million in research and development. On March 31, 2022, the Company and ICR agreed to research and development support of an additional $0.4 million ($0.9 million total).

Pursuant to the NXP900 License Agreement, we are required to make payments to the UoE for certain development and regulatory milestones. As of September 30, 2022, we were obligated to make up to $46.0 million in milestone payments to the UoE related to pre-approval milestones, including $0.5 million on the first anniversary of the agreement which the Company accrued for as of September 30, 2022, up to $279.50 million in regulatory and commercial sales milestones, mid-single digit to 8% royalties on a tiered basis on net sales and 2.5% of the gross amount of each of the Company’s future fund raising up to a cumulative total of $3.0 million, unless development ceases. Additionally, the Company will provide UoE with up to an additional $754,000 in research and development support.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in and Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 24, 2022, our registration statement on Form S-1 (File No. 333-266857), which was filed on August 15, 2022, was declared effective by the SEC. Pursuant to such registration statement, we sold an aggregate of 1,015,598 shares of our common stock at a price of $8.25, and 909,091 of pre-funded warrants to purchase one share of common stock at $8.25 per share for aggregate net cash proceeds of approximately $14.2 million, which amount is net of $1.4 million in placement agent fees, and $0.3 million of other expenses incurred in connection with the offering. We closed the private placement on July 29, 2022. H.C. Wainwright & Co. acted as sole private placement agent for the offering.

We intend to use the net proceeds of this offering to fund the Phase 1/2 development of NXP800, to continue development and sponsored research related to our current product candidates or any future product candidate, hiring of additional personnel, capital expenditures, costs of operating as a public company and other general corporate purposes.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 8, 2022 pursuant to Rule 424(b) under the Securities Act and in our registration statement filed with the SEC on August 15, 2022. We invested the funds received in an interest-bearing money market account.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2022.
31.2

Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2022.

32.1	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2022.
32.2	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2022.
101

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 8th day of November 2022.

Nuvectis Pharma, Inc.

By:	/s/ Ron Bentsur
	Name:	Ron Bentsur
	Title:	Chairman, Chief Executive Officer and President

By:	/s/ Michael J Carson
	Name:	Michael J Carson
	Title:	Vice President of Finance (Principal Financial and Accounting Officer)