Form 10-K
period 2022-12-31
Nuvectis Pharma, Inc.
filed 2023-03-08
CIK 1875558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐  No   ☒

As of December 30, 2022, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $64.0 million, based on the closing sale price of $7.50 as quoted by the Nasdaq Stock Market as of such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 1, 2023
Common Stock, $0.00001 par value	14,752,403

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

Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about:

●	expectations for increases or decreases in expenses;
●	the success and timing of our clinical trials and preclinical studies, including safety and efficacy, for our product candidates, NXP800 and NXP900, patient accrual, unexpected or expected safety and/or tolerability issues, and the usability of data generated from our trials;
●	our ability to obtain regulatory approvals for our product candidates
●	expectations for incurring expenditures related to our research and development and manufacturing of our drug candidates;
●	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;
●	expectations for generating revenue or becoming profitable on a sustained basis;
●	the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
●	developments and projections relating to our competitors, regulatory environment and industry;
●	our expectations about how market trends will affect our business;
●	our and our licensors’ ability to obtain, establish, maintain, protect and enforce intellectual property and proprietary protection for our products and technologies and to avoid claims of infringement, misappropriation or other violation of third-party intellectual property and proprietary rights;
●	our ability to attract and retain key personnel and to manage our future growth effectively;
●	expectations for future capital requirements;
●	the volatility of the trading price of our common stock; and
●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act.

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

SUMMARY OF RISK FACTORS

An investment in our common stock is subject to a broad range of risks and should only be made after a careful consideration of such risks. For a discussion of some of the risks you should consider before purchasing our common stock, you are urged to carefully review and consider the section entitled “Item 1A. Risk Factors.”

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects that you should consider before making a decision to invest in our common stock. These risks are discussed more fully in the section titled “Risk factors” beginning on page 18 of this report, and include the following:

Risks Related to our Financial Condition and Capital Requirements

●	We have a limited operating history, have only initiated one clinical trial and have not completed any clinical trials to date. We do not have any products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
●	We have incurred losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery or identification, preclinical and clinical development, regulatory approval and commercialization of our current or future product candidates.
●	We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate our research or product development programs, any future commercialization efforts or other operations.
●	The COVID-19 pandemic could adversely impact our business, including our preclinical development, clinical trials and clinical trial operations.

Risks Related to the Development of our Product Candidates

●	We are substantially dependent on the success of our product candidates, NXP800, and NXP900.
●	Clinical trials are very expensive, time consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. Our current or future product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval.

●	If we fail to demonstrate safety and efficacy for any or all of our product candidates, we may need to terminate development programs, which may harm our reputation and the business.
●	The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for NXP800, NXP900, or any future product candidate, on a timely basis or at all.
●	If we are unable to obtain or maintain regulatory approval for our product candidates and ultimately cannot commercialize one or more of them, or experience significant delays in doing so, our business will be materially harmed.

Risks Related to our Reliance on Third Parties

●	The manufacture of any of our current or future product candidates is complex. Our third-party manufacturers may encounter difficulties or interruptions for various reasons, which could delay or entirely halt their ability to make any of our current or future product candidates for clinical trials or, if approved, for commercial sale.

Risks Related to Managing Growth and Employee Matters

●	Our future success depends on our ability to retain our executive officers and key employees and to attract, retain and motivate qualified personnel and manage our human capital.
●	We currently have 11 full-time employees and will need to grow the size and capabilities of our organization. We may experience difficulties in managing this growth.

Risks Related to our Intellectual Property

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents are not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

PART I

Item 1.   Business

OVERVIEW

We are a biopharmaceutical company focused on the development of innovative precision medicines for the treatment of serious conditions of unmet medical need in oncology. We seek to develop drug candidates in the precision medicine space, and our processes for selection and clinical development of drug candidates is based on scientific insights into cancer-promoting factors, as well as on our understanding of the clinical landscape and regulatory requirements.

CORPORATE INFORMATION

We were incorporated in July 2020 under the laws of the State of Delaware under the name Centry Pharma, Inc., and changed our name to Nuvectis Pharma, Inc. in July 2021. Our office is located at 1 Bridge Plaza, 2nd Floor, Fort Lee, NJ 07024, and our telephone number is (201) 614-3150.

We maintain a website with the address www.nuvectis.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). We are not including the information on our website as a part of, nor incorporating it by reference into, this report. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

PRODUCTS UNDER DEVELOPMENT

NXP800

In May 2021, we licensed exclusive worldwide commercial rights to NXP800, a novel orally bioavailable small molecule that was discovered in a screen for Heat Shock Factor 1 (“HSF1”) pathway inhibitors; NXP800 was discovered at the Institute for Cancer Research (“ICR”) in London, England. Our license agreement with the ICR is subject to certain milestone and royalty payments. For additional information see section “NXP800 License Agreement.” In December 2022, NXP800 received Fast Track Designation from the U.S. Food and Drug Administration (“FDA”) for the treatment of platinum resistant, adenine-thymine (“AT”)-rich interaction domain (“ARID1a”)-mutated ovarian carcinoma.

Scientific Background

In preclinical studies, treatment with NXP800 inhibited tumor growth in xenografts of ovarian cancer that harbored a loss of function mutation in the ARID1a gene. Based on this work, we plan to evaluate the safety and efficacy of NXP800 in ARID1a-mutated ovarian carcinoma, which is a cancer type comprised primarily of two histologies: ovarian clear cell carcinoma (“OCCC”) and endometrioid ovarian carcinoma (“EOC”), and to investigate the use of ARID1a mutations as a potential patient selection marker for additional types of cancer. The genetic screening for mutations in the ARID1a gene is included in commercially available Next Generation Sequencing kits.

NXP800 Clinical Development Plan

A comprehensive preclinical data package supported the approval of the Clinical Trial Application (“CTA”) by the Medicines and Healthcare Regulatory Agency (“MHRA”) in the United Kingdom, and the Investigational New Drug (“IND”) Application submission by the FDA. In December 2021, we announced the commencement of the Phase 1 study for NXP800. The Phase 1 study is comprised of two parts: dose-escalation Phase 1a, and an expansion Phase 1b. In the ongoing Phase 1a, we have been evaluating the safety and tolerability of NXP800 in patients with advanced solid tumors to identify potential doses and dosing schedules for the Phase 1b. The Phase 1a is nearing completion and the Phase 1b is expected to begin in the first half of 2023. In the Phase 1b, the safety and preliminary anti-tumor activity of NXP800 will be initially evaluated in women with platinum-resistant, ARID1a-mutated OCCC and EOC.  In December 2022, we announced that the FDA granted Fast Track Designation status to NXP800 for the treatment of patients with platinum-resistant, ARID1a-mutated ovarian carcinoma. Moreover, we recently announced that the European Network of Gynecological Oncology Trial Groups and the GOG Foundation, Inc., the world's premier gynecology oncology clinical trials consortia, will lead the Phase 1b clinical trial in ARID1a-mutated ovarian carcinoma. Additional cohorts/trials in patients with other types of solid tumors may also be explored based on emerging data.

Addressing an Unmet Need in Clear Cell Ovarian Cancer and Advanced-stage Endometrioid Ovarian Carcinoma

We are investigating NXP800 as a potential treatment for platinum-resistant, ARID1a-mutated ovarian carcinoma, which is a cancer type comprised primarily of two histologies: OCCC and EOC. It is estimated that approximately 66% and 40% of the patients with OCCC and EOC have the ARID1a mutation, respectively.

OCCC is highly malignant, difficult to treat, and has a very poor survival rate due to frequent recurrence after surgery and first-line treatment. First-line treatment consists of platinum-based chemotherapy, for which the reported response rate in relapse/refractory, platinum resistant patients has been observed to be 1%, demonstrating a clear and dire need for a new treatment option for women with OCCC. OCCC represents approximately 10% of all ovarian cancer cases in the United States, with an annual incidence of approximately 2,200 patients.

EOC also represents approximately 10% of all diagnosed ovarian cancer cases. If diagnosed at an early-stage, EOC can often be resected. However, if diagnosed at later stages, these tumors have a substantially worse prognosis. Advanced, platinum-refractory, endometrioid cancer in the United States represents approximately 30% of the endometrioid ovarian cancer segment. In this ovarian subset the progression-free survival at three years for women diagnosed with stage III/IV disease is a dismal 20% for stage III and 0% for stage IV, representing a clear unmet medical need.

OCCC and EOC are subtypes of epithelial ovarian carcinoma whose clinical characteristics are distinct from those of high-grade serous ovarian carcinoma. They exhibit a unique biological profile that is markedly different from those of other histologic types. The relative prevalence of OCCC and EOC among women with ovarian cancer is higher in East Asia (for example, approximately 25% and 19% in Japan for OCCC and EOC, respectively), than in Europe and the United States (approximately 10% for each indication).

Market Potential/Addressable Patient Population in Additional Solid Tumor Types

In preclinical trials, NXP800 has also demonstrated anti-tumor activity in in-vivo xenograft models of gastric, and endometrial cancer bearing ARID1a mutation. This preclinical work suggests the potential for the use of ARID1a mutation as a potential patient selection marker in these additional tumor types, which could potentially support a tumor agnostic development strategy wherein patients are selected for treatment based on the cancer’s genetic and molecular features without regard to the type or location of the cancer.

NXP900

In August 2021, we licensed worldwide commercial rights to NXP900 from the University of Edinburgh in Scotland. NXP900 is a targeted-therapy, small molecule drug candidate that inhibits the Proto-oncogene c-Src (“SRC”) and YES1 kinases. We have completed the IND-enabling studies and plan to submit an IND application to the FDA, or an equivalent submission with a foreign agency, in order to begin a Phase 1a dose-escalation study of NXP900 in solid tumors in the first half of 2023. Subsequently, upon successful completion of the dose-escalation study, we plan to conduct a Phase 1b clinical trial to investigate NXP900 in solid tumors where the SRC and/or YES1 pathways are overactivated and implicated in the disease etiology.

Scientific Background

SRC is aberrantly activated in many cancer types, including solid tumor cancers such as breast, colon, prostate, pancreatic and ovarian cancers, while remaining predominantly inactive in non-cancerous cells. Increased SRC activity is generally associated with late-stage cancers, metastatic potential and resistance to therapies, and correlates with poor clinical prognosis. To date, no kinase inhibitor has been approved for the treatment of SRC-active solid tumor malignancies.

YES1 is a nonreceptor tyrosine kinase that belongs to the SRC family of kinases and controls multiple cancer signaling pathways. YES1 is amplified and overexpressed in many tumor types, where it promotes cell proliferation, survival, and invasiveness. In addition, YES1 directly phosphorylates and activates the Yes-associated protein, the main effector of the Hippo pathway, which has been identified as a promoter of drug resistance, cancer progression, and metastasis in several cancer types, including squamous cell, mesothelioma and papillary kidney cancers.

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

NXP900 is a targeted-therapy that inhibits the SRC and YES1 kinases. Unlike the approved and clinical-stage kinase inhibitors that inhibit only the catalytic (enzymatic) activity of SRC, NXP900 induces and locks SRC in its native inactive conformation by inhibiting both the catalytic and scaffolding functions of the kinase, thus preventing phosphorylation and complex formation with its primary partners. NXP900 is also highly selective, a property typically associated with an improved therapeutic window.

In vivo, treatment with NXP900 inhibited primary and metastatic tumor growth in xenograft models of breast, cervical, esophageal, head and neck cancers and medulloblastoma, and demonstrated on-target pharmacodynamic effects. Moreover, NXP900’s unique mechanism of action translated into substantial single-agent anti-cancer activity in several in vivo xenograft models. Moreover, publications in the scientific literature outlined opportunities to potentially reverse resistance to osimertinib (Tagrisso®) in non-small cell lung cancer and enzalutamide (Xtandi®) in metastatic, castration resistant prostate cancer, in combination with these agents, validating the importance of NXP900’s key targets, YES1 and SRC kinases, in these disease settings.

Gene amplification of the site containing the YES1 gene has been reported in clinical samples in several tumors including lung, head and neck, bladder and esophageal cancers. YES1- dependent oncogenic transformation has also been reported, suggesting that YES1 plays a key role in these solid tumors. The transforming ability of YES1 has been demonstrated via several experimental methods, for example down-regulating YES1 by short hairpin RNA (shRNA) significantly inhibited cell growth in several malignancies, including colon carcinoma, rhabdomyosarcoma, and basal-like breast cancer suggesting YES1 may play a key role in these solid tumors. Furthermore, it has been found that YES1 gene amplification is a key mechanism of resistance to Epidermal Growth Factor Receptor, Alk and Human Epidermal growth factor Receptor 2 inhibitors.

There are no YES1 inhibitors that are FDA approved or currently in clinical development. We plan to conduct additional in vivo studies to better understand the effects of YES1 inhibition in solid tumors driven by YES1 overexpression or gene amplification.

OUR STRATEGY

We have a mission-driven strategy to build a global biopharmaceutical company through the identification, licensing, development, and commercialization of therapeutics intended to address unmet medical needs in oncology, with an initial focus on platinum-resistant, ARID1a-mutated ovarian carcinoma. The key elements driving our business strategy include:

●	advancing our lead product candidate, NXP800, through clinical development towards regulatory approval in platinum-resistant, ARID1a mutated ovarian carcinoma;
●	maximizing the therapeutic potential for NXP800 in additional tumor types harboring the ARID1a-mutation, both as a monotherapy and possibly in combination with other approved therapies;

●	positioning NXP900 as a potential differentiated YES1/SRC kinase inhibitor with improved therapeutic activity in solid tumors and advancing it through clinical development towards regulatory approval;
●	maximizing the therapeutic potential of NXP900 by generating additional preclinical data to highlight the benefits of YES1 inhibition;
●	deploying our differentiated and proven business development expertise to further expand our targeted oncology pipeline for patients with unmet medical needs; and
●	evaluating opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties, including potential ex-U.S. collaboration opportunities.

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

As with other biotechnology and biopharmaceutical companies, our commercial success depends in part upon our ability to obtain, maintain, enforce, and protect our patents, intellectual property, and other proprietary rights for our current or future product candidates and other commercially important technologies, inventions, improvements, and know-how related to our business. Our success also depends on our ability to defend and enforce our intellectual property, including any patent rights that we may own or in-license, prevent others from infringing any patents we may own or in-license, preserve the confidentiality of our trade secrets, and operate without infringing the valid and enforceable intellectual property and proprietary rights of third parties.

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

Moreover, many jurisdictions permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. As a result, we cannot guarantee that any of our current or future product candidates will be protected or remain protectable by enforceable patents. Moreover, any patents that we hold may be challenged, circumvented or invalidated by third parties. We cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the United States that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office (“USPTO”) to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome, which is highly unpredictable, is favorable to us. In addition, because of the extensive time required for clinical development and regulatory review of any current or future product candidates we may develop, it is possible that, before any current or future product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide.

In May 2021, we licensed one patent family covering the composition of matter for NXP800, which includes three issued U.S. patents as well as methods of using and making NXP800. Composition of matter patents in this family have also been issued in other major markets, including Australia, Brazil, Canada, China, India, Israel, Mexico, Russia, Singapore, South Korea, the United Kingdom, the European Union and Japan. The statutory expiration for patents in this family is October 2034, without taking into account any possible patent term extension, where applicable. We have also licensed a patent family directed to additional compounds, structurally distinct from NXP800, that modulate HSF1. This patent family is granted in the U.S. and in the European Union, and patents in this family have a statutory expiration of April 2036. We have also licensed a patent family directed to deuterated compounds that modulate HSF1. This patent family is pending in the U.S. and is granted in the European Union, patents in this family have a statutory expiration of October 2037. We intend to pursue additional patent protection for NXP800 relating to methods of use and related technologies that we consider important to our business.

In August 2021, we licensed one patent family covering the composition of matter for NXP900, which includes one U.S. patent covering the composition of matter for NXP900, as well as patents and patent applications issued in major markets, including the European Union, China and Japan, and one patent application pending in Canada. The statutory expiration for patents in this patent family is April 2036, without taking into account any possible patent term extension, where applicable.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Hatch-Waxman Act as compensation for patent term lost during the FDA regulatory review process. The period of extension may be up to five years but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval by the FDA. Only one patent applicable to an approved drug is eligible for extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering NXP800 and NXP900, may or will be entitled to patent term extensions. If our current or future product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover any approved product candidates. We also intend to seek patent term extensions in any jurisdictions where they are available; however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Pursuant to the license agreement, we have an obligation to pay success-based milestones and royalties to CRT, as follows:

●	pre-approval milestone payments of up to approximately $26.5 million including an upfront payment of $3.5 million and patient enrollment milestone payment of $1.0 million which have already been paid;
●	regulatory approval and commercial sales milestones of up $178 million; and
●	mid-single digit to 10% royalties on a tiered basis based on net sales.

In addition, in connection with the license agreement, we expect to provide ICR with up to an additional approximately $650,000 in research and development support over the next nine months to conduct additional scientific research and preclinical testing for certain indications that we select in connection with the NXP800 Program. We own an exclusive license to intellectual property rights developed in the collaboration, to research, develop and commercialize products resulting from the collaboration.

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

Pursuant to the license agreement, we have an obligation to pay success-based milestones and royalties to the UoE, as follows:

●	pre-approval milestone payments of up to approximately $49.5 million including an upfront payment of $3.5 million and anniversary milestone payment of $0.5 million which have already been paid;
●	regulatory approval and commercial sales milestones of up $279.5 million;
●	mid-single digit to 8% royalties on a tiered basis based on net sales; and
●	2.5% of the gross amount of each Nuvectis fundraising, including our initial public offering, up to an aggregate total of $3.0 million, of which $0.4 million has already been paid.

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

Competition

Our industry is intensely competitive and subject to rapid and significant technological changes. We face competition with respect to our current product candidates, and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets. There are several companies that are developing drugs for various types of ovarian cancer, including ImmunoGen, Inc. and Constellation Pharmaceuticals, Inc. (acquired by MorphoSys AG in June 2021). MorphoSys AG disclosed patient recruitment commenced in May 2021 in a phase 2 expansion cohort for CPI-0209 in patients with relapsed urothelial carcinoma, relapsed OCCC, and relapsed endometrial carcinoma, all with known ARID1a mutations. Preliminary data was presented at the EORTC/NCI/AACR conference (October 26, 2022) with 4 unconfirmed partial responses in ten OCCC evaluable patients as of a cut-off date of July 16th, one of which was reported to have been confirmed after the cut-off date.

In the SRC/YES1 space Dasatinib (SPRYCEL®) and bosutinib (BOSULIF®) are multikinase inhibitors that also target Abl and SRC and are approved in Philadelphia chromosome-positive chronic myeloid leukemia and Philadelphia chromosome-positive acute lymphoblastic leukemia, both hematological malignancies. These two compounds have been extensively tested in solid tumors demonstrating only minor clinical activity. Sarcatinib is an inhibitor of the SRC/ABl family of kinases. It was originally developed by AstraZeneca for various types of cancer, but discontinued in Phase 2 for lack of sufficient efficacy.

Turning Point Therapeutics, Inc. (“Turning Point”) (Turning Point was Acquired by BMS in 4Q 2022 for $4.1 billion) is developing a MET/SRC/CSF1R inhibitor which is currently being studied in a Phase 1 trial of patients with advanced or metastatic solid tumors harboring Mesenchymal–Epithelial Transition kinase (“MET”) genetic alterations. The simultaneous inhibition of MET, SRC and CSF1R kinases has been reported by Turning Point as a key component of the target product profile, and Turning Point has described the program as a strategy for the treatment of MET-driven solid tumors, an area that does not overlap with our development strategy. Turning Point is also developing TPX-0046, a Rearranged during Transfection (“RET”) kinase inhibitor that can also inhibit other kinases including SRC family members, YES1, ABl, TRK and JAK2. TPX-0046 is being evaluated in an ongoing Phase 1/2 clinical trial for the treatment of advanced solid tumors with RET gene alterations, an area that does not overlap with our development strategy.

Our competitors may obtain regulatory approval of their products more rapidly than us or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our current or future product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly, or have a better safety profile than our products; and these competitors may also be more successful than us in manufacturing and marketing their products.

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

Supply and Manufacturing

We do not lease or own any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers, including a single, sole source manufacturer to make the NXP800 drug substance and finished drug product, each done at a different manufacturing facility. We rely on a single, sole source manufacturer to make the NXP900 drug substance and another single, sole source manufacturer to make the NXP900 finished drug product. Prior to commencing the Phase 1 clinical trial for NXP900, we, and the third-party drug product manufacturer on our behalf, will need to meet the full-clinical scale current Good Manufacturing Practices ("cGMPs") requirements for the manufacturing of the NXP900 drug product and we plan to complete this in the near future. However, there is no assurance that we will be able to successfully do so. With any supply program, obtaining raw materials of the correct quality cannot be guaranteed and we cannot ensure that we will be successful in these endeavors.

We plan to continue to rely on third-party manufacturers for the supply of NXP800 and NXP900, for manufacture of future additional product candidates, for preclinical testing as well as for clinical trials and commercial manufacture if our current or future product candidates receive marketing approval.

GOVERNMENT REGULATION

Numerous governmental authorities, principally the FDA, as well as other state and foreign regulatory agencies impose substantial regulatory requirements upon the clinical development, manufacture and marketing of our product candidates, as well as our ongoing research and development activities. Before marketing in the U.S., any drug that we develop must undergo rigorous preclinical testing and clinical trials and an evaluation under an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug and Cosmetic Act of 1930. The FDA regulates, among other things, the pre-clinical and clinical testing, safety, efficacy, approval, manufacturing, record keeping, adverse event reporting, packaging, labeling, storage, advertising, promotion, export, sale and distribution of biopharmaceutical products. If we fail to comply with applicable FDA or other legal requirements, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences may include, among other things, the FDA’s denial of our pending applications, the issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

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

Clinical development of product candidates to support New Drug Applications (“NDAs”) are typically conducted in accordance with the following sequential phases, which may overlap:

●	Phase 1: The investigational product is initially introduced into healthy human volunteers. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism, excretion and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of efficacy. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
●	Phase 2: This phase typically involves administration of the investigational product to a limited patient population with a specified disease or condition to determine optimal dosages, dosage tolerance and dosing schedule, to identify possible adverse side effects and safety risks, and to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases.
●	Phase 3: This phase typically involves administration of the investigational product to an expanded patient population to provide significant evidence of clinical efficacy and to further test for safety, generally at multiple and often geographically dispersed clinical trial sites. These clinical trials are intended to provide the primary basis for the overall risk/benefit ratio of the investigational product and to enable regulatory decision-making of product approval and physician labeling. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.
●	Phase 4: Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Expedited development and review programs

The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, breakthrough therapy designation, accelerated approval and priority review designation.

A new drug is eligible for fast track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need for such disease or condition. Fast track Designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review of a marketing application once a marketing application is filed, meaning that the agency may review portions of the application before the sponsor submits the complete application, as well as priority review, discussed below. In December 2022, we announced that the FDA granted Fast Track Designation status to NXP800 for the treatment of patients with platinum-resistant, ARIDA1a-mutated ovarian carcinoma.

Under another pathway, a new drug may be eligible for breakthrough therapy designation if it is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation provides all the features of fast track designation in addition to intensive guidance on an efficient drug development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate. Drugs or biologics designated as breakthrough therapies are also eligible for accelerated approval of their respective marketing applications.

The FDA may grant accelerated approvals to a product for a serious or life-threatening disease or condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. The accelerated approval pathway has been used primarily in settings in which the disease course is long and an extended period of time would be required to measure the intended clinical benefit of a drug.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the Act authorizes and directs the Department of Health and Human Services (the “DHHS”) to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs to be selected by September 1, 2023, and the first year of maximum price applicability to begin in 2026. The Act further authorizes the DHHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the Act creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025. We cannot be sure whether additional or related legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

In recent years, there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and legislators have proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for pharmaceutical products. Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, making this area subject to ongoing uncertainty.

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

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT

As of March 1, 2023, we had 11 full-time employees. Additionally, we have retained and may retain in the future, a number of expert consultants and vendors that help navigate us through and execute the different aspects of our business. We consider our relationship with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

We are a clinical stage biopharmaceutical company with a limited operating history. We were incorporated in Delaware in July 2020, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying, investigating, licensing and evaluating potential product candidates, and establishing arrangements with third parties for the manufacture of initial quantities of our lead product candidate and component materials. Our lead product candidate is in early clinical development, and our second drug candidate is in preclinical development. We have not yet demonstrated our ability to successfully initiate, conduct or complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate.

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

We have incurred losses in each period since we commenced operations. Since inception through the end of December 31, 2022, we had an accumulated deficit of $32.0 million. Those losses mainly include the following: (1) $13.4 million in research and development expenses excluding licensing agreements, (2) $9.3 million in general and administrative expenses (3) In September 2021, in connection with the exclusive licensing agreement related to NXP900, we also paid an upfront payment of $4.8 million , and (4) In June 2021, in connection with the exclusive licensing agreement related to our lead product candidate, NXP800, we paid an upfront payment of $4.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we continue our research and development efforts and submit IND applications for our lead product candidate; conduct preclinical studies and clinical trials for our current and future product candidates; seek marketing approvals for any current or future product candidate that successfully completes clinical trials; experience any delays or encounter any issues with any of the above; establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any current or future product candidates for which we may obtain regulatory approval; obtain, expand, maintain, enforce and protect our intellectual property portfolio; hire additional clinical, regulatory and scientific personnel; and operate as a public company.

Our lead product candidate, NXP800, is in clinical development and our second product candidate, NXP900, has completed the IND-enabling studies with the IND submission pending. Both product candidates will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. The Phase 1 study for NXP800 started in December 2021 and NXP900 has yet to enter clinical trials. To date, we have not generated any revenue from our product candidates. Our ability to generate revenue will depend on a number of factors, including, but not limited to:

●	the timely completion of our preclinical studies and clinical trials, which may be significantly slower or more costly than anticipated and will depend upon the performance of third-party contractors;
●	successful submissions of IND applications to the FDA and any additional comparable applications;
●	completion of IND enabling studies necessary for the IND or comparable submission, as appropriate;
●	whether we are required by the FDA or similar foreign regulatory authorities to conduct additional clinical trials or other studies to support the approval and commercialization of our current or future product candidates;
●	the FDA’s and similar foreign regulatory authorities’ acceptance of the safety, potency, purity, efficacy and risk to benefit profile of our current or future product candidates;
●	the prevalence, duration and severity of potential side effects or other safety issues experienced with our current or future product candidates, if any;
●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
●	the actual and perceived availability, cost, risk profile and safety and efficacy of our current or future product candidates, if approved, relative to existing and future alternative cancer therapies and competitive product candidates and technologies;

●	our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our current or future product candidates, to remain in good standing with regulatory authorities and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP;
●	our ability to successfully develop a commercial strategy and to commercialize any current or future product candidate in the United States and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;
●	patient demand for our current or future product candidates, if approved; and
●	our ability to establish and enforce intellectual property rights in and to our current or future product candidates.

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

We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our activities to identify new product candidates and initiate clinical trials of, and seek marketing approval for, any of our current or future product candidates. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. During 2021, there was a wide distribution of several vaccinations and medicines to overcome the pandemic. We have shifted our operations to co-exist along with the pandemic.

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

The Company continues to face relative uncertainty as to the remaining intensity and duration of and the nature and timeline for recovery from the COVID-19 pandemic going forward and how all of that impacts the Company, including the extent to which potentially permanent changes clinical trial operations have been caused by the pandemic. The Company has taken the approach of managing the pandemic (to the extent that it continues to remain a significant factor) via strengthening its balance sheet and cash assets and avoiding debt while focusing on cost controls. Some factors from the COVID-19 outbreak or any outbreak caused by any variant of COVID-19 that may delay or otherwise adversely affect our clinical trial programs, as well as adversely impact our business generally, include:

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical sites, and delays enrolling patients in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not otherwise being able to complete study assessments, particularly for older patients or others with a higher risk of contracting COVID-19;
●	diversion of healthcare resources, including clinical trial investigators and staff, away from the conduct of clinical trials to focus on pandemic concerns which could result in delays to our partner companies’ clinical trials;
●	limitations on travel, including limitations on domestic and international travel, and government-imposed quarantines or restrictions imposed by key third parties that could interrupt key trial activities, such as clinical trial site initiations and monitoring;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, or production slowdowns or stoppages;
●	disruptions and delays caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home across the healthcare system; and
●	disruptions in or delays to regulatory approvals, inspections, reviews or other regulatory activities as a result of the spread of COVID-19 affecting the operations of the FDA or other regulatory authorities.

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

Risks Related to the Development of our Product Candidates

Our development approach may never lead to marketable products.

The patient populations for our product candidates and potential future product candidates may be limited to those with specific target mutations and may not be completely defined but are substantially smaller than the general treated cancer population and we will need to actively screen and identify these patients. Successful identification of patients is dependent on several factors, including achieving certainty as to how diseases with specific genetic alterations respond to our current product candidates or any future product candidate and, if necessary, developing companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to achieve profitability. In addition, even if our approach is successful, we may never successfully identify additional diseases in which our product candidates may be effective. We do not know if our approach of treating patients with genetically defined cancers will be successful; and if our approach is unsuccessful, our business will suffer.

We are early in our development efforts and are substantially dependent on our lead product candidate, NXP800. If we are unable to advance NXP800, NXP900 or any of our other future product candidates through preclinical and clinical development, obtain regulatory approval and ultimately commercialize NXP800, NXP900 or any of our other future product candidates, or experience significant delays in doing so, our business will be materially harmed.

NXP800, our lead product candidate, only recently started to be tested in human subjects. Our ability to generate product revenues will depend heavily on the successful clinical development and eventual commercialization of NXP800 or future product candidates. Our second drug candidate, NXP900, has recently completed the preclinical studies intended to enable a first-in-human clinical trial. Depending on the results of these IND-enabling studies, we may not be able to submit an IND application with the FDA or a similar submission with a foreign regulatory agency and, therefore, may not be able to conduct clinical trials for NXP900. In addition, our drug development programs may contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population based on genetic mutations and other alterations. Companion diagnostics are subject to regulation as medical devices and must themselves receive marketing authorization from the FDA or certain other foreign regulatory agencies before they may be marketed. If a companion diagnostic is essential to the safe and effective use of any of our current and future product candidates, the FDA must conclude that the companion diagnostic meets the applicable standard for safety and effectiveness or for substantial equivalence for use with our product candidates before either the product candidates or companion diagnostic may be marketed in the United States.

Negative results in the development of our lead product candidate may also prevent or delay our ability to continue or conduct clinical programs or receive regulatory approvals for our other future product candidates. For example, although we believe, based on preclinical studies of OCCC ARID1a-muted ovarian carcinoma models that demonstrated tumor growth inhibition, that this cancer type might be particularly sensitive to NXP800, this may not prove true in clinical testing, and this holds true for any or all of the potential target indications. Moreover, anti-tumor activity may be different in each tumor type that we plan to evaluate in clinical trials. Therefore, even though we plan to potentially pursue tumor-agnostic clinical development of NXP800, the tumor response may be low in patients with some cancers compared to others. As a result, we may be required to discontinue development of NXP800 for patients with those tumor types and/or mutations due to insufficient clinical benefit. Consequently, in order to obtain regulatory approval, we may have to reach agreement with the FDA on defining the optimal patient population, study design and size, any of which may require significant additional resources and delay our clinical trials and ultimately the approval, if any, of any of our other future product candidates.

In addition, because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials or receive regulatory approval. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be negatively impacted, as more patient data or additional endpoints (including efficacy and safety) are analyzed.

We may experience setbacks that could delay or prevent regulatory approval of, or our ability to commercialize, our current or future product candidates, including:

●	negative or inconclusive results from our preclinical studies or clinical trials or positive results from the clinical trials of others for product candidates similar to ours leading to their approval, and evolving to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
●	product-related side effects experienced by patients or subjects in our clinical trials or by individuals using drugs or therapeutics that we, the FDA, other regulators or others view as relevant to the development of our current or future product candidates;

●	delays in submitting IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
●	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials, including our clinical endpoints;
●	delays in enrolling subjects in clinical trials, including due to the COVID-19 pandemic, and completion of clinical trials, including under GCP or good laboratory practice (“GLP”) requirements;
●	inability to maintain compliance with regulatory requirements, including cGMPs, and complying effectively with other requirements pertaining to the quality of our current or future product candidates;
●	high drop-out rates of subjects from clinical trials;
●	inadequate supply or quality of our current or future product candidates or other materials necessary for the conduct of our clinical trials;
●	greater than anticipated clinical trial costs;
●	inability to compete with other therapies;
●	poor efficacy of or safety and/or tolerability issues observed with our current or future product candidates during clinical trials;
●	trial results taking longer than anticipated;
●	trials being subjected to fraud or data capture failure or other technical mishaps leading to the invalidation of our trials;
●	the results of our trials not supporting application for conditional approval in the European Union;
●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays related to the impact of the spread of the COVID-19 pandemic, including the impact of COVID-19 on the FDA’s ability to continue its normal operations;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical development generally or with respect to our technology in particular; or
●	varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

Clinical trials are conducted on humans, are expensive, and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the process. Additionally, any positive results of preclinical studies and early clinical trials of a drug candidate may not be predictive of the results of later-stage clinical trials, such that drug candidates may reach later stages of clinical trials and fail to show the desired safety and efficacy traits despite having shown indications of those traits in preclinical studies and early-stage clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in preclinical studies or earlier phases of clinical trials. Therefore, the results of any future clinical trials we conduct may not be successful.

Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

●	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;
●	delay or failure in obtaining authorization to commence a trial, including approval from the appropriate independent review board (“IRB”) to conduct testing of a candidate on human subjects, or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
●	delay in reaching, or failure to reach, agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	inability, delay or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
●	delay or failure in recruiting and enrolling suitable volunteers or patients to participate in a trial;
●	delay or failure in developing and validating companion diagnostics, if they are deemed necessary, on a timely basis;
●	failure of patients to complete a trial or return for post-treatment follow-up;
●	inability to monitor patients adequately during or after treatment;
●	clinical sites and investigators deviating from trial protocols, failing to conduct the trial in accordance with regulatory requirements or dropping out of a trial;
●	failure to initiate or delay of or inability to complete a clinical trial as a result of a clinical hold imposed by the FDA or comparable foreign regulatory authority due to observed safety findings or other reasons;
●	negative or inconclusive results in our clinical trials, and our decision to or regulators’ requirement that we conduct additional preclinical studies, clinical trials or that we abandon one or more of our product development programs; or
●	inability to manufacture sufficient quantities of a drug candidate of acceptable quality for use in clinical trials.

We rely and plan to continue to rely on CROs, contract manufacturing organizations (“CMOs”) and clinical trial sites to ensure the proper and timely conduct of our clinical trials. Although we have and expect that we will have agreements in place with CROs and CMOs governing their contracted activities and conduct, we will have limited influence over their actual performance. As a result, we ultimately do not and will not have control over a CRO’s or CMO’s compliance with the terms of any agreement it may have with us, its compliance with applicable regulatory requirements, or its adherence to agreed-upon time schedules and deadlines, and a future CRO’s or CMO’s failure to perform those obligations could subject any of our clinical trials to delays or failure.

Further, we may also encounter delays if a clinical trial is suspended, is put on clinical hold or terminated by us, by any IRB or ethics committee, by a Data Safety Monitoring Board, or by the FDA or European Medicines Agency (“EMA”), or other regulatory authority. A suspension or termination may be due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities, exposing participants to health risks caused by unforeseen safety issues or adverse side effects, development of previously unseen safety issues, failure to demonstrate a benefit from using a drug candidate, or changes in governmental regulations or administrative actions. Therefore, we cannot predict with any certainty the schedule for commencement or completion of any currently ongoing, planned or future clinical trials.

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval for our current or future product candidates.

If we experience delays in the commencement or completion of, or suspension, hold or termination of, any clinical trial for our drug candidates, the commercial prospects of the drug candidate could be harmed, and our ability to generate product revenues from the drug candidate may be delayed or eliminated. In addition, any delays in completing our clinical trials will increase our costs, slow down our drug candidate development and approval process and jeopardize regulatory approval of our drug candidates and our ability to commence sales and generate revenues. The occurrence of any of these events could harm our business, financial condition, results of operations and prospects significantly.

Difficulty in enrolling patients could delay or prevent clinical trials of our current or future product candidates.

Identifying and qualifying patients to participate in clinical studies of our current or future product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our current or future product candidates and we may experience delays in our clinical trials if we encounter difficulties in enrollment. Further, because we are focused on patients with specific diseases, our ability to enroll eligible patients may be limited and may result in slower enrollment than we anticipate. Our clinical trials will compete with other clinical trials for current or future product candidates that are in the same therapeutic areas as our current or future product candidates, which may reduce the number and types of patients available to us.

Clinical trials may be subject to delays as a result of patient enrollment taking longer than anticipated or greater than anticipated subject withdrawal. We may not be able to initiate or continue clinical trials for our current or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. The enrollment of patients depends on many factors, including:

●	patient eligibility and exclusion criteria defined in the protocol;
●	the size of the patient population required for analysis of the clinical trial’s primary endpoints and the process for identifying patients;
●	potential disruptions caused by the COVID-19 pandemic, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of health care resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;
●	the proximity of patients to clinical trial sites;

●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and expertise;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the availability of competing commercially available therapies and other competing product candidates’ clinical trials;
●	our ability to obtain and maintain clinical trial subject informed consents; and
●	the risk that subjects enrolled in clinical trials will drop out of the trials before completion.

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

The results of preclinical studies and early clinical trials of our current or future product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be effective in subsequent clinical trials. Additionally, while we initiated the first clinical trial for NXP800 in December 2021, clinical trials for any of our current or future product candidates, as is the case with all oncology drugs, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to halt or cease further development of or deny approval of our current or future product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment into the study or patient willingness to remain in the study and therefore affect our ability to complete clinical trials. Drug-related side effects could also result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Moreover, our product or product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or impact their availability and commercial potential after approval.

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

Our CTA and IND for NXP800 with the MHRA and the FDA, respectively, have been approved. However, we may be unable to submit additional CTAs, IND applications or other clinical research authorizations for NXP900 or other product candidates on our expected timelines. Moreover, while we have obtained CTA and IND approvals, we cannot be sure that issues will not arise that may lead to the delay, suspension or termination of such clinical trials. Any failure to file CTAs, IND applications or other clinical research authorizations will adversely impact our expected timelines to obtain regulatory acceptance for the commencement of our trials and may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

If our product candidates, NXP800 and NXP900, are approved, they will likely compete with competitor drugs and other drugs that are currently in development. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Our drug candidates could fail to receive, or could be delayed in receiving, regulatory approval for many reasons, including any one or more of the following:

●	the FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
●	upon review of our clinical trial sites and data, the FDA or comparable foreign regulatory authorities may find our record keeping or the record keeping of our clinical trial sites to be inadequate;

●	the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies may fail to meet the requirements of the FDA, EMA or comparable foreign regulatory authorities;
●	the FDA, EMA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing internally or with partners; and
●	the change of the medical standard of care or the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner that renders our clinical data insufficient for approval.

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

Later discovery of previously unknown problems with our current or future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in the following, among other things:

●	restrictions on the manufacturing of the product, the approved manufacturers or the manufacturing process;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	withdrawal of the product from the market;
●	product recalls;
●	warning or untitled letters from the FDA or comparable notice of violations from foreign regulatory authorities;
●	refusal of the FDA or other applicable regulatory authority to approve pending applications or supplements to approved applications;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	suspension of any of our ongoing clinical trials;

●	product seizure or detention or refusal to permit the import or export of products; and
●	consent decrees, injunctions or the imposition of civil or criminal penalties.

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

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, which requires manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to “payments or other transfers of value” made to “covered recipients,” which include physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals) and applicable manufacturers. Applicable group purchasing organizations also are required to report annually to CMS the ownership and investment interests held by the physicians and their immediate family members. The SUPPORT for Patients and Communities Act added to the definition of covered recipient practitioners including physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse-midwives effective in 2022. Data collection began on August 1, 2013 with requirements for manufacturers to submit reports to CMS by March 31, 2014 and 90 days after the end of each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign data privacy or data protection laws and regulations, such as state health data privacy legislation, state data breach legislation, or general state privacy legislation such as California’s Consumer Privacy Act (CCPA) and its implementing regulations; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We have licensed one patent family covering the composition of matter for NXP800, including two issued U.S. patents covering the composition of matter for NXP800, as well as methods for using and making NXP800. Additionally, patents have been issued in major markets, including the U.S., the European Union, and Japan. The statutory expiration for the issued U.S. patents in this family is October 2034, without considering any patent extensions that may or may not be possible.

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

We have licensed one patent family covering the composition of matter for NXP900, which has been granted in the U.S., EU, Japan, China and is pending in the United Kingdom and Canada. The statutory expiration for patents in this patent family is April 2036, without considering any possible patent term extension.

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

The issuance of a patent does not foreclose challenges to its inventorship, scope, validity or enforceability. Therefore, our owned and in-licensed patents may be challenged in the courts or patent offices in the United States and elsewhere. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part. Successful patent challenges could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and in-licensed patents may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Moreover, patents or patent applications owned or filed by us, or by our licensors or other collaborators, may be challenged or narrowed by third-party pre-issuance submissions of prior art to the USPTO, or by opposition, derivation, reexamination, inter parties review, post-grant review or interference proceedings. An adverse determination in any such submission, Patent Trial and Appeal Board trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Third parties may assert that we are employing their proprietary technology without authorization. In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications covering our current or future product candidates or technology. If any such patent applications issue as patents, and if such patents have priority over patent applications or patents we own or in-license, we may be required to obtain rights to such patents owned by third parties which may not be available on commercially reasonable terms or at all, or may only be available on a non-exclusive basis.

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

Our success is heavily dependent on intellectual property, particularly patents. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Laws and regulations governing patents could further change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we own or in-license now, or that we might obtain or in-license in the future.

We may be subject to claims challenging the inventorship or ownership of our intellectual property, including any patents we may own or in-license currently or in the future.

We may be subject to claims that former employees, collaborators or other third parties have an interest in any patents we may own or in-license currently or in the future, trade secrets, or other intellectual property as an inventor or co-inventor. Litigation may be necessary to defend against these and other claims challenging inventorship of any patents we may own or in-license in the future, trade secrets or other intellectual property, which may require substantial time and monetary expenditure.

We may be subject to claims that we or our employees, consultants or independent contractors have wrongfully used or disclosed confidential information or alleged trade secrets of third parties or competitors or breached non-competition or non-solicitation agreements with our competitors.

We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information or trade secrets of third parties or competitors or our employees’ former employers or our consultants’ or contractors’ current or former clients or customers. Litigation or arbitration may be necessary to defend against these claims, which may require substantial time and monetary expenditure.

If we do not obtain patent term extension and data exclusivity for any of our current or future product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any of our current or future product candidates we may develop, one or more U.S. patents we may own or in-license in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following expiration of any patents that issue from our patent applications, and our business, financial condition, results of operations, and prospects could be materially harmed.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our marks of interest and our business may be adversely affected.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must rely on outside vendors to manufacture our current or future product candidates. We rely on a single CMO for manufacturing the NXP800 drug substance and drug product, which are manufactured at different sites.  We rely on a single CMO to manufacture NXP900 drug substance and another CMO to manufacture drug product. There is no assurance that we will be able to retain these relationships, and if  we are unable to maintain these relationships, we could experience delays in our development efforts There is no assurance that our CMOs will be successful in manufacturing NXP800 and/or NXP900 drug substance or product. If NXP800, NXP900 or any other drug candidate we may develop or acquire in the future receives regulatory approval, we will likely rely on one or more CMOs to manufacture the commercial supply of such drugs.

Our anticipated reliance on a limited number of third-party manufacturers exposes us to a number of risks, including:

●	due to the limited number of potential manufacturers, and because the FDA requires inspection of any manufacturers’ cGMP compliance as part of our marketing application, we may be unable to identify manufacturers on acceptable terms, if at all;
●	a new manufacturer would have to be educated in and develop substantially equivalent processes for, the production of our current or future product candidates;

●	our third-party manufacturers might be unable to timely manufacture our current or future product candidates or produce the quantity and quality required to meet our clinical and commercial needs due to a variety of potential reasons including failure to achieve drug substance or drug product specifications, batch to batch inconsistencies, site or equipment contaminations, failed regulatory inspections, competition for production capacity and availability from other customers;
●	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our current or future product candidates;
●	our third-party manufacturers could breach or terminate their agreements with us;
●	our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and commercial needs, if any;
●	our third-party manufacturers may not perform as contractually agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products;
●	drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and some state agencies in the United States, as well as foreign regulatory authorities, to ensure strict compliance with cGMP regulations and other regulatory requirements; and
●	raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects.

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

As of March 1, 2023, we had 11 full-time employees. We also contract for various services through consulting and vendor agreements. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations.

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

As of March 1, 2023, our executive officers, directors, and 5% stockholders beneficially owned approximately 62.9% of our voting stock and anticipate that the same group will hold a significant portion of our outstanding voting stock for the foreseeable future. These stockholders will have the ability to influence us through their ownership position. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

On May 3, 2022, we entered into a one-year lease for office space at 1 Bridge Plaza, 2nd Floor, Fort Lee, NJ 07024. We have taken possession of this space, which serves as our principal executive offices. Total rent expense over the full term of the lease will be approximately $15,000. We believe that our existing facilities are adequate to meet our current requirements. We plan to extend the lease prior to its expiration on May 3, 2023.

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

Equity Compensation Plans

On May 23, 2021 (the “Effective Date”), our Board of Directors (the “Board”) adopted the Centry Pharma, Inc. Global Equity Incentive Plan (the “2021 Plan”), which will continue in effect for ten years from the Effective Date. We intend to file one or more registration statements on Form S-8 under the Securities Act to register our shares issued or reserved for issuance under our equity incentive plans. The first such registration statement was filed on March 24, 2022 and automatically became effective upon filing with the SEC. Accordingly, shares registered under such registration statement are available for sale in the open market, unless such shares are subject to vesting restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2022, with respect to all of our equity compensation plans in effect on that date:

			Number of
			securities
			remaining
			available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column 1)
Equity compensation plans approved by security holders, the 2021 Plan	767,163	$2.18	732,837
Equity compensation plans not approved by security holders	193,557	0.00	—
Total	960,720	$1.74	732,837

Holders

As of March 1, 2023, there were approximately 45 holders of record of our common stock. The number of beneficial holders of our common stock does not reflect shareholders who hold shares in street name through brokerage accounts or other nominees.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Recent Sales of Unregistered Securities

Except for sales of unregistered securities that have been previously reported by the Company in either its quarterly reports on Form 10-Q, previously filed 10-K or current reports on Form 8-K, there were no sales of unregistered securities of the Company during the period covered by this report.

Use of Proceeds from Sales of Registered Securities

On February 4, 2022, our registration statement on Form S-1 (File No. 333-260099) and our registration statement on Form S-1MEF (File No. 333-262512) (collectively, the “Registration Statements”) for our initial public offering were declared effective by the SEC. Pursuant to such Registration Statements, we sold an aggregate of 3,200,000 shares of our common stock at a price of $5.00 per share for aggregate net cash proceeds of approximately $13.6 million, which amount is net of $1.12 million in underwriter’s discounts, commissions and expenses, and $1.3 million of other expenses incurred in connection with the offering. We closed the offering on February 8, 2022.

On August 24, 2022, our registration statement on Form S-1 (File No. 333-266857) (the “Private Placement Registration Statement”) was declared effective by the SEC. Pursuant to the Private Placement Registration Statement, we sold  1,924,689 shares of our common stock at a price of $8.25 and 909,091 pre-funded warrants to purchase shares of common stock for $8.25 for aggregate net cash proceeds of approximately $14.3 million, which amount is net of $1.4 million in placement agent discounts, commissions and expenses, and $0.3 million of other expenses incurred in connection with the offering. In this offering, we also issued to the investors who participated in the offering preferred investment options to purchase up to an aggregate of 1,924,689 shares of common stock, at an exercise price of $9.65 per share with a term of three and one-half years from the date of issuance.

We intend to use the net proceeds from these offerings to fund the preclinical and clinical development of NXP800 and NXP900, to continue development and sponsored research related to our current product candidates or any future product candidate, hiring of additional personnel, capital expenditures, costs of operating as a public company and other general corporate purposes.

There has been no material change in the expected use of the net proceeds from our initial public offering or private placement offering as described in our final prospectus filed with the SEC on February 8, 2022 and August 15, 2022, respectively, pursuant to Rule 424(b) under the Securities Act. We invested the funds received in an interest-bearing money market account.

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

Our focus in 2022 was on progressing the pipeline and executing financing activities to fund pipeline development. Management’s primary evaluation of the success of our company is the ability to progress its pipeline assets forward towards commercialization. This success depends on not only the operational execution of the programs, but also the ability to secure sufficient funding to support the programs. We believe the ability to achieve the anticipated milestones as presented in the section entitled “Business” in Item 1 of this Annual Report on Form 10-K represents our most immediate evaluation points.

Results of Operations

From our inception on July 27, 2020, through December 31, 2022, we did not generate any revenue. Our main activities through December 31, 2022 have been organizational and capital raising activities and the completion of the in-license agreements for our two drug candidates, NXP800 and NXP900, regulatory filings with the MHRA and FDA, preparation and execution for the Phase 1a clinical trial for NXP800, which commenced in December 2021, and IND enabling research for NXP900.

For the year ended December 31, 2022, research and development expenses were approximately $13.2 million, compared to approximately $9.5 million for the year ended December 31, 2021, an increase of $3.7 million. The current period research and development expenses primarily consisted of $4.6 million related to employee compensation including $0.9 million related to non-cash stock compensation, $3.7 million related to clinical trial expenses for our product candidates including $1.2 million in one-time IND enabling studies for NXP900, $2.3 million in one-time license fee payments, and $2.2 million related to the manufacturing costs of our product candidates. For the year ended December 31, 2021, research and development expenses primarily related to the one-time upfront payments totaling $7.1 million paid out in connection with the exclusive license agreements for our product candidates, NXP800 and NXP900, and $0.9 million of non-cash equity-based expenses.

For the year ended December 31, 2022, general and administrative expenses were approximately $6.0 million, compared to approximately $3.3 million for the year ended December 31, 2021, an increase of $2.7 million. The current period general and administrative expenses primarily consisted of $2.4 million paid to certain professional and consulting services, $1.8 million in employee compensation including non-cash stock compensation expense of $0.8 million, and $1.2 million related to director and officer insurance. For the year ended December 31, 2021, our general and administrative expenses were $3.3 million, primarily attributable to $1.0 million of non-cash equity-based expenses and $2.0 paid to certain third-party service providers and consultants.

As a result of the foregoing, our loss from operations for the year ended December 31, 2022 was $19.2 million, compared to a loss from operations of $12.9 million for the year ended December 31, 2021.

We expect our research and development and general and administrative expenses to increase gradually in the future as we begin the execution of our business plan for our two pipeline product candidates, NXP800 and NXP900 and continue to build out our infrastructure to support such research and development activities.

Liquidity and Capital Resources

As of December 31, 2022, we had $20.0 million of cash and cash equivalents.

In June and July 2021, we completed a $15.3 million capital raise through the issuance of preferred stock which was paid out in connection with an exclusive licensing agreement related to our lead product candidate, NXP800. In June 2021, we paid an upfront payment of $3.5 million in connection with the NXP800 license agreement. In August 2021, we closed the exclusive license agreement related to our second product candidate, NXP900. In September 2021, we paid the upfront payment in connection with this license agreement, also in the amount of $3.5 million.

On February 4, 2022, we announced the pricing of our initial public offering (“IPO”) of 3,200,000 shares of common stock for a price of $5.00 per share, less certain underwriting discounts and commissions. Upon closing of the IPO, we issued 128,000 representative warrants, with an exercise price of $6.25, to purchase common stock to the underwriter, equaling 4% of the total shares sold in the IPO. We also granted the underwriter a 30-day option to purchase up to 480,000 additional shares of common stock to cover any over-allotments (the “Over-Allotment Option"), and the right to receive, upon exercise of the Over-allotment Option, a number of additional warrants to purchase common stock totaling 4% of the shares sold in the IPO (including the 128,000 previously issued), on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO. No overallotment shares were purchased by the underwriter and no Over-Allotment Options were granted to the underwriter. As part of the UoE license agreement, we paid UoE $0.4 million associated with this fund raising.

The IPO closed on February 8, 2022, with gross proceeds of $16.0 million, before deducting underwriting discounts and expenses (for net proceeds of $13.6 million).

On July 29, 2022, we announced the completion of private placement of common stock in which we received gross proceeds of $15.9 million before deducting fees and expenses (for net proceeds of $14.3 million). We also granted the placement agent 115,481 preferred investment options to purchase common stock As part of the UoE license agreement, we owe UoE $0.4 million associated with this fund raising.

We will pay UoE 2.5% of the gross amount of each of our future fund raisings up to a cumulative total of $3.0 million, including the $0.8 million related to the IPO and subsequent private placement.

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

We expect our expenses to increase gradually in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our current or future product candidates, including payments of milestones and sponsored research commitments associated with our license agreements for NXP800 and NXP900. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on our ability to:

●	advance development of our clinical and preclinical programs;
●	acquire additional product candidates;
●	manufacture, or procure the manufacturing of, our preclinical and clinical drug material and develop processes for late stage and commercial manufacturing;
●	seek regulatory approvals for any current or future product candidates that successfully complete clinical trials;
●	achieve milestones in accordance with our license agreements;
●	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any current or future product candidates for which we may obtain marketing approval for;
●	hire additional clinical, quality control and scientific personnel;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company; and
●	obtain, maintain, expand and protect our intellectual property portfolio.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

●	the scope, progress, results and costs of researching and developing our current or future product candidates, and conducting preclinical and clinical trials;
●	the costs, timing and outcome of regulatory review of our current or future product candidates;
●	the costs, timing and ability to manufacture our current or future product candidates to supply our clinical and preclinical development efforts and our clinical trials;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our current or future product candidates for which we receive marketing approval;
●	the costs of manufacturing commercial-grade products and necessary inventory to support commercial launch;
●	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;

●	the revenue, if any, received from commercial sale of our products, should any of our current or future product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, expanding and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain collaborations on favorable terms, if at all; and
●	the extent to which we acquire or in-license other product candidates and technologies.

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

Contractual obligations and other commitments

We do not have any material principal contractual obligations and commitments as of December 31, 2022 , except as noted below.

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

Pursuant to the NXP800 License Agreement, we are required to make payments to the ICR for certain development and regulatory milestones. As of December 31, 2022, we were obligated to pay up to $22.0 million in milestone payments to the ICR related to pre-approval milestones, up to $178 million (in addition to the $22.0 million) in regulatory and commercial sales milestones and mid-single digit to 10% royalties on a tiered basis based on net sales. Additionally, we will provide the ICR with up to an additional $0.6 million in research and development support. During the year ended December 31, 2022, we paid the ICR $1.0 million in milestone payments and $0.2 million in additional research and development support payments.

Pursuant to the NXP900 License Agreement, we are required to make payments to the UoE for certain development and regulatory milestones. As of December 31, 2022, we were obligated to make up to $45.5 million in milestone payments to the UoE related to pre-approval milestones, up to $279.5 million in regulatory and commercial sales milestones, mid-

single digit to 8% royalties on a tiered basis based on net sales and 2.5% of the gross amount of each of our  fund raisings up to a cumulative total of $3.0 million. Additionally, we will provide UoE with up to an additional £580,000 in research and development support. During the year ended December 31, 2022, we paid the UoE $0.5 million on the first anniversary of the agreement and $0.4 million in additional fundraising payments. As of December 31, 2022, we recorded a liability of $0.4 million associated with the IPO.

We do not currently have any long-term leases. We rent our office space in Fort Lee, New Jersey based on a one-year agreement signed on May 3, 2022.

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

Stock-based compensation is measured using estimated grant date fair value and recognized as compensation expense over the service period in which the awards are expected to vest. We estimate the grant date fair value, and the resulting stock-based compensation, using the Black-Scholes option-pricing model, and we use the accelerated method based on the multiple-option award approach for expense attribution. The fair-value-based measurements of options granted to nonemployees are remeasured at each period end until the options vest and are amortized to expense as earned. The valuation model used for calculating the estimated fair value of stock awards is the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculations, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of our common stock, the related risk-free interest rate and the expected dividend. We have elected to recognize forfeitures of stock-based awards as they occur.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to determine the fair value of stock-based awards. These assumptions include:

●	Expected Term—The expected term represents the weighted-average period the stock options are expected to remain outstanding and is based on the options’ vesting terms, contractual terms and industry peers, as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
●	Expected Volatility—Since we have been privately held and do not have any trading history for our common stock, the expected volatility is estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their similar size, stage in the life cycle or area of specialty.
●	Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

●	Expected Dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

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

As of December 31, 2022, we had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $23.0 million and all of the NOL does not expire but they are limited to 80% of the company’s taxable income in any given tax year.

Utilization of the NOL and other credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended and similar state provisions.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  We have concluded that our internal control over financial reporting was effective as of December 31, 2022 based on these criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the exemption from Section 404(b) of the Sarbanes-Oxley Act for non-accelerated filers provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Item 9B.   Other Information

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 11.   Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 14.   Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)Financial Statements.

The following financial statements are filed as part of this report:

NUVECTIS PHARMA INC.

INDEX TO FINANCIAL STATEMENTS

U.S. DOLLARS

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Nuvectis Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nuvectis Pharma, Inc. (the "Company") as of December 31, 2022 and 2021, and the related statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the result of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Tel-Aviv, Israel

March 8, 2023

We have served as the Company’s auditor since 2021.

Kesselman & Kesselman, 146 Derech Menachem Begin St. Tel-Aviv 6492103, Israel,
P.O Box 7187 Tel-Aviv 6107120, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

Kesselman & Kesselman is a member firm of PricewaterhouseCoopers International Limited, each member firm of which is a separate legal entity

NUVECTIS PHARMA, INC.

BALANCE SHEETS

(USD in thousands, except per share and share amounts)

	December 31,
	2022	2021
Assets
CURRENT ASSETS:
Cash and cash equivalents	19,993	5,742
Other current assets	412	91
TOTAL CURRENT ASSETS	20,405	5,833

Deferred offering costs	—	824
TOTAL ASSETS	20,405	6,657

Liabilities, Redeemable Convertible Preferred Shares and Stockholders’ Equity (Deficit)

CURRENT LIABILITIES
Accounts payables	2,910	1,058
Payable offering costs	450	824
Accrued liabilities	445	395
Employee compensation and benefits	2,381	142
TOTAL CURRENT LIABILITIES	6,186	2,419
TOTAL LIABILITIES	6,186	2,419

COMMITMENTS AND CONTINGENCIES, see Note 3
REDEEMABLE CONVERTIBLE PREFERRED SHARES:
Convertible preferred A stock, $0.00001 par value – Zero and 6,630,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022 all issued and outstanding preferred A stock was converted to common stock. As of December 31, 2021, 5,012,280 preferred A stock shares were issued and outstanding.	—	15,246

STOCKHOLDERS’ EQUITY (DEFICIT), see Note 4:

Common Stock, $0.00001 par value – 60,000,000 and 12,870,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively 14,642,483 and 4,505,514 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively

	*	*
Additional paid in capital	46,204	1,892
Notes received for common shares	—	*
Accumulated deficit	(31,985)	(12,900)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	14,219	(11,008)
TOTAL LIABILITIES, REDEEMABLE COVERTIBLE PREFERRED SHARES AND STOCKHOLDERS’ EQUITY (DEFICIT)	20,405	6,657

*     Represent amount lower than $1,000 USD.

The accompanying notes are an integral part of these financial statements.

NUVECTIS PHARMA, INC.

STATEMENT OF OPERATIONS

(USD in thousands, except per share and share amounts)

	For the year ended	For the year ended
	December 31, 2022	December 31, 2021
OPERATING EXPENSES:
Research and development	13,227	9,545
General and administrative	6,007	3,349

OPERATING LOSS	(19,234)	(12,894)
Finance income	149	4

NET LOSS	(19,085)	(12,890)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(19,085)	(12,890)
BASIC AND DILUTED NET LOSS PER COMMON SHARE OUTSTANDING, see Note 6	(1.51)	(3.02)
Basic and diluted weighted average number of common shares outstanding	12,657,651	4,268,285

The accompanying notes are an integral part of these financial statements.

NUVECTIS PHARMA, INC.

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(USD in thousands, except share amounts)

					Notes
	Redeemable Convertible				received
	Preferred Stock		Common Shares		from	Additional		Total
	$0.00001 Par Value		$0.00001 Par Value		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	shares	Capital	Deficit	Equity (Deficit)
BALANCES AT DECEMBER 31, 2020	—	—	3,900,000	*	(*)	—	(10)	(10)
Issuance of Series A redeemable convertible preferred shares	5,012,280	15,246
Share-based payments			605,514	*	—	1,892		1,892
Net Loss							(12,890)	(12,890)
BALANCES AT DECEMBER 31, 2021	5,012,280	15,246	4,505,514	*	(*)	1,892	(12,900)	(11,008)
Conversion of Series A redeemable convertible preferred shares	(5,012,280)	(15,246)	5,012,280	*	—	15,246	—	15,246
Issuance of common stock upon initial public offering, net of offering costs of $2,892			3,200,000	*	*	13,108	—	13,108
Issuance of common stock, unexercised prefunded warrants and warrants in private placement, net of offering costs of $1,627			1,015,598	*		14,251		14,251
Exercise of prefunded warrants			909,091	*		—		—
Share-based payments				*	—	1,707		1,707
Net Loss							(19,085)	(19,085)
BALANCES AT DECEMBER 31, 2022	—	—	14,642,483	*	(*)	46,204	(31,985)	14,219

*     Represent amount lower than $1,000 USD.

The accompanying notes are an integral part of these financial statements.

NUVECTIS PHARMA, INC.

STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

	December 31,	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(19,085)	(12,890)
Adjustments to reconcile loss to net cash used in operating activities: Cost of share-based payments	1,707	1,892
Changes in operating assets and liabilities:
Increase in other current assets	(321)	(91)
Increase in accounts payable and accrued liabilities	4,140	1,585
Net cash used in operating activities	(13,559)	(9,504)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable convertible preferred shares	—	15,246
Proceeds from issuance of common stock upon initial public offering	16,000	—
Issuance costs related to initial public offering	(2,551)	—
Proceeds from issuance of common stock and pre-funded warrants in private placement	15,879	—
Issuance costs related to private placement	(1,518)	—
Net cash provided by financing activities	27,810	15,246
INCREASE IN CASH AND CASH EQUIVALENTS	14,251	5,742
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,742	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	19,993	5,742

Supplemental noncash disclosure of investing and financing activities:
Unpaid deferred offering costs	450	824
Issuance of common shares in return for note receivable	—	*

*     Represent amount lower than $1,000 USD.

The accompanying notes are an integral part of these financial statements.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements

NOTE 1 – GENERAL:

a.

Nuvectis Pharma Inc. (formerly Centry Pharma Inc.) (the “Company”) was incorporated under the laws of the State of Delaware on July 27, 2020 and commenced its principal operations in May 2021. The Company’s principal executive offices are located at Fort Lee in the state of New Jersey.

The Company is a biopharmaceutical company focused on the development of novel targeted small molecule therapeutics for the treatment of cancer in genetically defined patient populations. The Company’s precision medicine approach translates key scientific insights relating to the oncogenic drivers and pathway addiction of cancer into potential potent and highly selective anticancer drugs.

b.	In May 2021, the Company entered into a worldwide, exclusive license agreement with the CRT Pioneer Fund (“CRT”) (see note 5a).
c.

In May 2021, the Company’s board of directors approved and declared a 100:1 stock split of common and preferred shares. In addition, on October 23, 2021 the Company’s Board of Directors approved a 39:1 stock split of common stock. All the share and per share amounts reflected in these financial statements and the notes thereto have been adjusted, on a retroactive basis, to reflect these share splits (see note 6).

d.	In August 2021, the Company entered into a worldwide, exclusive license agreement with the University of Edinburgh, Scotland for the Company’s second drug candidate (see note 5a).
e.	Initial Public Offering

On February 8, 2022, the Company completed an initial public offering (“IPO”) in which it sold 3,200,000 shares of common stock at $5.00 per share and received net proceeds of $13.6 million, after underwriting discounts and commissions, of $1.1 million and expenses of $1.8 million.

In connection with the closing of the IPO, 5,012,280 shares of Series A redeemable convertible preferred stock, automatically converted into an equal number of shares of common stock.

The Company’s shares began trading on the NASDAQ under symbol “NVCT”  (see note 2r and 6b)

f.	Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses since its inception and had an accumulated deficit of $32 million as of December 31, 2022. The Company had cash and cash equivalents of $20 million as of December 31, 2022 and has not generated positive cash flows from operations. To date, the Company has been able to fund its operations primarily through the issuance and sale of common stock and redeemable convertible preferred shares.

On July 29, 2022, the Company completed a private placement in which it received approximately $14.3 million in net proceeds, after deducting placement agent fees and other offering expenses (see Note 6c).

Based on management’s cash flow projections, the Company believes that the Company’s currently available cash and cash equivalents as of December 31, 2022 is sufficient to fund the Company’s planned operations for a period greater than 12 months from the issuance of these financial statements. The Company will need to raise additional capital in order to complete the clinical trials aimed at developing the product candidates until obtaining its regulation and marketing approvals. There can be no assurances that the Company will be able to secure such additional financing if at all, or at terms that are satisfactory

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, or reduce our products’ development, clinical trials, commercialization efforts or other operations, or even close down or liquidate.

g.	Coronavirus Pandemic

The uncertainty to which the COVID-19 pandemic impacts the Company’s business, affects management’s judgment and assumptions relating to accounting estimates in a variety of areas that depend on these estimates and assumptions. Management believes this uncertainty is immaterial to the business.

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

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

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

The Company did not recognize net foreign currency transaction gains or losses in the years ended December 31, 2022 and December 31, 2021.

f.	Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, with maturities of three months or less at the date acquired.

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

In accordance with Accounting Standards Codification (“ASC”) 842, Leases, the Company defines a short-term lease if a lease has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. At the inception of the lease and as of December 31, 2022, the Company determined all leases were classified as short-term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term in general and administrative. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The operating lease costs for 2022 and 2021 were $13 thousand and $11 thousand, respectively.

i.	Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including licensing fees, cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, subcontractors, materials used for research and development activities, and professional services. All costs associated with research and development are expensed as incurred.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

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

Management applies the guidance in ASC 450-20-25 when assessing losses resulting from contingencies. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is recorded as accrued expenses in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material are disclosed. As of December 31, 2022, and December 31, 2021, no contingent liabilities have been recognized.

l.	Share-Based Compensation

The Company accounts for employees’, directors’ and service providers’ share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period. The equity awards could come in the form of options, warrants and RSUs.

The Company elected to recognize compensation costs for awards using the accelerated method based on the multiple-option award approach.

The Company has elected to recognize forfeitures as they occur.

For stock options containing a market condition, the market conditions are required to be considered when calculating the grant date fair value. ASC 718 requires selection of a valuation technique that best fits the circumstances of an award. (see note 7). In order to reflect the substantive characteristics of the market condition option award, a Monte Carlo simulation valuation model was used to calculate the grant date fair value of such stock options. Expense for the market condition stock options is recognized over the derived service period as determined through the Monte Carlo simulation model.

m.	Comprehensive Loss

Comprehensive loss includes no items other than net loss.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

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

The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to ordinary shareholders for the period to be allocated between ordinary shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considered its redeemable convertible preferred shares to be participating securities as the holders of the redeemable convertible preferred shares would be entitled to dividends that would be distributed to the holders of ordinary shares on a pro-rata basis assuming conversion of all redeemable convertible preferred shares into ordinary shares. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the periods presented was not allocated to the Company’s preferred shares.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per Ordinary Share because their effect would have been anti-dilutive for the years presented:

	For the year ended	For the year ended
	December 31,	December 31,
	2022	2021
Common shares issuable in relation to:
Warrants*	344,894	81,003
Options*	311,590	226,590
RSU*	548,237	241,137
Redeemable convertible preferred shares	—	5,012,280

*- Adjusted to reflect stock splits, see note 6a.

p.	Fair Value Measurement

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

During the years ended December 31, 2022 and 2021, respectively, there were no transfers between fair value measure levels. The Company had no financial assets and liabilities measured at fair value as of December 31, 2022 and 2021, respectively. Other financial instruments consist mainly of cash and cash equivalents, other current assets, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

q.	Deferred Offering Costs

Deferred offering costs consist of legal and other costs incurred in connection with the formation and preparation for the Initial Public Offering (“IPO”) or the Private Investment in Public Entity (“PIPE”). These costs, along with underwriting fees were charged to additional paid-in capital upon the completion of the IPO or PIPE. The deferred offering costs were offset against the proceeds received upon the completion of the IPO or PIPE. Deferred offering costs are recorded under other non-current assets on the accompanying balance sheets.

r.	Redeemable Convertible Preferred Shares

When the Company issues convertible preferred shares, it considers the provisions of ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) in order to determine whether the preferred share should be classified as a liability. If the instrument is not within the scope of ASC 480, the Company further analyzes the instrument’s characteristics in order to determine whether it should be classified within temporary equity (mezzanine) or within permanent equity in accordance with the provisions of ASC 480-10-S99. The Company’s redeemable convertible preferred shares are not mandatorily or currently redeemable. However, they include a liquidation or deemed liquidation events that would constitute a redemption event that is outside of the Company’s control. As such, all shares of redeemable preferred shares have been presented outside of permanent equity. Upon the consummation of the IPO, all of the Company's preferred stocks were converted into common stock and reclassified from temporary equity, into permanent equity.

s.	Warrants

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

If the warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income (expense), net in the statements of operations. Equity-classified warrants are accounted for at consideration received on the issuance date with no changes in fair value recognized after the issuance date. As of December 31, 2022, all of the Company’s outstanding warrants are equity-classified warrants. See Note 6d.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

t.	Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective for Emerging Growth Companies (EGCs, as defined by the SEC) for the fiscal year beginning on January 1, 2023, including interim periods within that year. No significant impact on the Company’s financial statements.

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

u.	Recently Issued Accounting Pronouncements Not Yet Adopted

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consisted of the following (in thousands):

	For the year ended	For the year ended
	December 31,	December 31,
	2022	2021
Employee compensation and benefits	4,648	1,164
Clinical expense	3,714	670
License fee	2,297	7,111
Manufacturing	2,170	424
Professional services and other	398	176
Total research and development expenses	13,227	9,545

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 4 – GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses consisted of the following (in thousands):

	For the year ended	For the year ended
	December 31,	December 31,
	2022	2021
Professional and consulting services	2,381	2,574
Employee compensation and benefits	1,756	414
Insurance	1,183	—
Other	687	361
Total general and administrative expenses	6,007	3,349

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

a.	License agreement

CRT Pioneer Fund License Agreement

In May 2021, the Company entered into a worldwide, exclusive license agreement with the CRT Pioneer Fund for CP800 and any of its derivatives, (collectively, the “CP800 Program”). CP800 is a small molecule drug candidate that the Company believes can be applied to a broad range of cancers. Prior to licensing by the Company, CRT was the commercial owner of the CP800 Program, which it acquired from the Institute of Cancer Research in London, UK (“ICR”). The ICR is a world-renowned research institute focused on the discovery and preclinical development of cancer therapeutics pursuant to the license agreement, the Company has an obligation to pay success-based milestones and royalties to CRT, as follows: 1) pre-approval milestone payments of up to approximately $26.5 million including an upfront nonrefundable payment of $3.5 million and $1.0 million in patient recruitment milestones which has already been paid; 2) regulatory approval and commercial sales milestones of up $178 million (in addition to the above $26.5 million); and 3) mid-single digit to 10% royalties on a tiered basis on net sales.

In addition, in connection with the licensing agreement, the Company will provide ICR with up to an additional $500,000 in research and development support over the next 18 months to conduct additional scientific research and preclinical testing for certain indications that the Company selects in connection with the CP800 Program. According to the license agreement the Company has also exclusive license to intellectual property rights developed in the collaboration, to research, develop and commercialize products resulting from the collaboration. On March 31, 2022, the Company and ICR revised the agreement for research and development support to a total of $865,000 (to allow for additional research activities). $0.3 million and zero of expense of the research and development support was recognized during the year ended December 31, 2022 and 2021, respectively. The expense from the revised agreement will be recognized over eighteen months beginning at the date of the revised agreement. As of December 31, 2022, there are nine months remaining for this expense to be recognized.

License Term

The license will remain in effect in each territory subject to the license and will continue until the Company’s obligation to pay royalties in such territory has expired. The royalty term for each licensed product in each country commences with the first commercial sale of the applicable licensed product in

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

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

For the year ended December 31, 2022, the Company paid $1.0 million in license fees associated with the achievement of certain milestones. For the year ended December 31, 2021, the Company paid the upfront payment of $3.5 million. During the years ended December 31, 2022 and 2021, respectively, these expenses were recorded as research and development expenses. Any potential future research support, milestone or royalty payment amounts have not been accrued at December 31, 2022 and 2021 due to the uncertainty related to the achievement of these events, milestones or commitments to additional research.

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

The Parties wish to enter into this Agreement to set out the terms for the provision of such funding by the company and the terms of the development collaboration formed between the Parties. In consideration of the obligations of Edinburgh, the Company shall pay the Project Costs in the amount of $772,000, payable over 18 months. As of December 31, 2022, UoE’s research and development as described above has not yet begun and therefore no expenses were recorded in the financial statements.

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

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

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

As of December 31, 2022, the Company paid $0.5 million related to the one-year anniversary milestone and $0.4 million associated with the IPO. As of December 31, 2022 the Company recorded a liability of $0.4 million associated with the private placement. As of December 31, 2021, the Company paid the upfront payment of $3.5 million. During the years ended December 31, 2022 and 2021, respectively, these expenses were recorded as research and development expenses. Any potential future research support, milestone or royalty payment amounts have not been accrued at December 31, 2022 and 2021 due to the uncertainty related to the achievement of these events, milestones or commitments to additional research.

.

b.	Related Party Transactions

As for related party transactions, see note 10.

c.	Contingencies

As of December 31, 2022, and as of December 31, 2021, no contingent liabilities have been recognized.

NOTE 6 – REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ DEFICIT:

a.	In May 2021, the Company’s board of directors approved and declared a 100:1 stock split of common shares with a par value of $0.00001 and preferred shares, with a par value of $0.00001. In addition, the Company increased the number of authorized common shares from 3,900,000 to 12,870,000 and preferred shares from 40,000 to 170,000. In addition, on October 23, 2021, the Company’s Board of Directors approved a 39:1 stock split. As a result of the above splits, all shares, options and warrants exercisable into common shares and restricted stock units, exercise prices and income or loss per share amounts have been adjusted on a retroactive basis for all periods presented to reflect such stock splits.

On February 3, 2022, the Company amended its certificate of incorporation such that the total number of shares of all classes of capital stock authorized to be issued was increased to 65,000,000, with 5,000,000 shares designated as preferred stock with a par value of $0.00001, and 60,000,000 shares designated as common stock with a par value of $0.00001.

On February 8, 2022, the Company completed an IPO in which it sold 3,200,000 shares of common stock at $5.00 per share and received net proceeds of $13.6 million, after underwriting discounts and commissions, of $1.1 million and expenses of $1.8 million.

Additionally, on February 8, 2022, in connection with the closing of the IPO, 5,012,280 shares of Series A redeemable convertible preferred stock, respectively, automatically converted into an equal number of shares of common stock. There were no shares of convertible preferred stock outstanding as of December 31, 2022.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

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

As of December 31, 2022, no dividends have been declared.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

d.	Private Placement in Public Entity

On July 29, 2022, the Company closed a private placement offering (the “July Private Placement”), pursuant to the terms and conditions of a Securities Purchase Agreement (the “Agreement”), dated July 27, 2022. In connection with the July Private Placement, the Company issued 1,015,598 shares of common stock (the “Shares”), pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 909,091 shares of common stock and preferred investment options (the “Preferred Investment Options”) to purchase up to an aggregate of 1,924,689 shares of common stock. The purchase price of each Share and each Pre-Funded Warrant was the $8.25.  The purchaser received one Preferred Investment Option for no consideration, with each Share or Pre-Funded Warrant purchased. The aggregate net cash proceeds to the Company from the July Private Placement were approximately $14.3 million, after deducting placement agent fees and other offering expenses. The Pre-Funded Warrants had an exercise price of $0.001 per share, were exercisable on or after August 24, 2022, and are exercisable until the Pre-Funded Warrants were exercised in full. Pre-Funded Warrants totaling 909,091 were exercised during the year ended December 31, 2022, and as such the Company issued 909,091 shares of common stock on that date. The Preferred Investment Options are exercisable at any time on or after January 23, 2023 through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the Agreement. The Company agreed to pay the placement agent a fee and management fee equal to 7.0% and 1.0%, respectively, of the aggregate gross proceeds from the July Private Placement. In addition, the Company issued warrants to the placement agent to purchase up to 115,481 shares of common stock. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31. The Preferred Investment Options, the Pre-Funded Warrants, and the placement agent warrants are collectively referred to as the “Private Placement Warrants”.

The Company evaluated the terms of the Private Placement Warrants and determined that they should be classified as equity instruments based upon accounting guidance provided in ASC 480 and ASC 815-40. Since the Company determined that the Private Placement Warrants were equity-classified, the Company recorded the proceeds from the July Private Placement, net of issuance costs, within common stock at par value and the balance of the net proceeds to additional paid in capital. As of December 31, 2022, the outstanding Preferred Investment Options, and the placement agent warrants were not exercisable.

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

In May 2021, the Company’s board of directors approved issuance of common shares in a total amount of 605,514 each with par value of $0.00001 per share including amount of 238,914 to service providers and an amount of 366,600 to the Company founders at an estimated value of approximately $1.4 million. These common shares are fully vested on the grant date. The fair value of common shares was evaluated

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

at the grant date using hybrid pricing model with a combination of the Black-Scholes Option Pricing Model (OPM) and the P-WERM model for various possible scenarios. For the various scenarios modeled, volatility is based on a combination of historical volatilities of companies in comparable stages as well as companies in the industry by statistical analysis of daily share pricing model. The risk-free interest rate assumption is based on observed interest rates appropriate for the time period until a liquidity event occurs. The expected term represents the period of time until a liquidity event occurs.

The following table summarizes assumptions used for the OPM model at the grant date:

Risk-free interest rate	0.79%
Expected dividend yield	—
Expected term (in years)	4.9
Expected volatility	107%

In February 2022, the Company granted to. the underwriter of the IPO, 128,000 fully vested warrants upon the IPO, exercisable into common stock with an exercise price of $6.25 per share for 5 years after the grant date. The 128,000 fully vested warrants have an estimated value (based on Black-Scholes model) of approximately $458,000 and were recognized as a reduction from gross proceeds of the IPO. No warrants have been exercised as of December 31, 2022.

The following table summarizes assumptions used for the Black-Scholes model at the grant date:

Risk-free interest rate	1.78%
Common share price	$5.00
Expected dividend yield	—
Expected term (in years)	5
Expected volatility	99%

In July 2022, the Company granted to  the private placement agent of July Private Placement, 115,481 warrants which become exercisable any time between January 23, 2023 and January 29, 2026, exercisable into common stock with an exercise price of $10.31 per share. The 115,481 warrants have an estimated value (based on Black-Scholes model) of approximately $618,000. No warrants have been exercised as of December 31, 2022.

The following table summarizes assumptions used for the Black-Scholes model at the grant date:

Risk-free interest rate	2.86%
Common share price	$9.26
Expected dividend yield	0
Expected term (in years)	3.5
Expected volatility	86.06%

Volatility was estimated based on the historic volatility of comparable public companies.

b.	2021 Incentive Plan

In May 2021, the Company’s board of directors approved an equity incentive plan (hereafter — “2021 Plan”), in which the Company has reserved a total amount of 408,486 common shares for issuance in connection with the Option Agreement. In February 2022, the Company’s board of directors approved an increase to total shares under the incentive plan to 1,500,000.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock unit awards, or other stock. Under the 2021 Plan, the Company generally grants stock-based awards with service-based vesting conditions only. Options and restricted stock unit awards granted typically vest over a three-year period, but may be granted with different vesting terms.

Mr. Ron Bentsur, Dr. Enrique Poradosu and Mr. Shay Shemesh will be eligible for fully vested shares of common stock equal to 1%, 0.5% and 0.5%, respectively, of the then fully diluted share count when the Company reaches an average capitalization over a 30-day period of $350 million or higher.  As of December 31, 2022, the market capitalization has not been achieved.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2022, for the 2021 Incentive Plan:

			Weighted
	Number of	Weighted average	average	Aggregated
	shares under	Exercise price per	remaining	Intrinsic value
	option	Option	life	(in thousands)
Balance, December 31, 2021	226,590	3.05	9.07	492
Granted	85,000	7.25
Exercised	—	—
Forfeited	—	—
Outstanding – December 31, 2022	311,590	4.20	8.79	1,042
Exercisable – December 31, 2022	75,582	3.05	8.60
Expected to vest – December 31, 2022	311,590	4.20	8.79	1,042

As of December 31, 2022, there was $0.6 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 1.82 years, excluding warrants which vest upon completion of an IPO or PIPE.

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

Common share price is calculated using the model described. The following table summarizes the Black-Scholes assumptions used at the grant date:

	Year Ended	Grant Dates May –
	December 2022	November 2021
Risk-free interest rate	2.39% - 2.88%	0.80% - 1.37%
Expected dividend yield	—	—
Common share price	$ 7.02 - $11.99	$2.28 - $2.97
Expected term (in years)	10	5 – 10
Expected volatility	89.36%	88% – 107%

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

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

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2021, as described above from the 2021 Incentive Plan:

	Number of	Weighted	Weighted average	Aggregated
	shares under	average grant	contractual term	Intrinsic value
	option	date fair value	(in years)	(in thousands)
Balance, December 31, 2021	47,580	2.49	2.72	114
Granted	307,100	7.63
Vested	(15,873)	3.05
Outstanding – December 31, 2022	338,807	7.15	2.22	2,541
Expected to vest – December 31, 2022	338,807	7.15	2.22	2,541

As of December 31, 2022, there was $1.3 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 2.2 years.

The total fair value of RSUs vested for the year ended December 31, 2022, was $48 thousand.

On July 27, 2021, Mr. Ron Bentsur, Dr. Enrique Poradosu, and Mr. Shay Shemesh were granted 96,759 RSUs, 48,399 RSUs and 48,399 RSUs, respectively, which were not part of the Incentive Plan and excluded from the table above.  On July 1, 2022 and December 13, 2022, the vesting of these grants was extended to January 1, 2023 and June 30, 2022, respectively.

c.	Share compensation expense

For the period ended December 31, 2022, the Company recognized expenses of $0.8 million as part of the general and administrative expenses and $0.9 million as part of the research and development expenses.

For the period ended December 31, 2021, the Company recognized expenses of $1.0 million as part of the general and administrative expenses and $0.9 million as part of the research and development expenses.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 8 – NET LOSS PER SHARE:

a.	Basic

Basic net loss per share is calculated by dividing the net loss attributable to the Company’s stockholders by the weighted average number of common shares outstanding.

	For the year ended	For the year ended
	December 31, 2022	December 31, 2021
	in thousand U.S. dollars except per share and share amounts
Loss attributable to common stockholders	(19,085)	(12,890)
Basic and diluted net loss per common share	(1.51)	(3.02)
Weighted average of common share outstanding	12,657,651	4,268,285

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of Ordinary Shares in issue during the year.

b.	Diluted

As of December 31, 2022 and December 31, 2021, the Company excluded potentially dilutive securities from the calculation of diluted net loss per Ordinary Share because their effects would have been anti-dilutive (see note 2n).

NOTE 9 – INCOME TAXES:

a.

The Company has not recorded an income tax benefit for the years ended December 31, 2022 and 2021, respectively. The Company has incurred net pre-tax losses in the United States only for all periods presented. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

b.	Tax Rates:

Income of the Company is taxed according to the federal tax laws in the US and the relevant state laws. The U.S tax rate in 2022 and 2021 is 26.9% comprising U.S statutory tax rates of 21% and state tax rate of 5.9%. For the years ended December 31, 2022 and 2021, the Company’s effective tax rate is below the federal statutory income tax rate of 21% primarily due to state income taxes, net of federal benefit and the Company’s position to establish a full valuation allowance on its deferred tax assets.

c.	Corporate Taxation in the U.S.

The applicable corporate tax rate for the Company is 21%.

As of December 31, 2022, the Company has an accumulated tax loss carryforward of approximately $23.0 million (as of December 31, 2021, $9.3 million). Under U.S. tax laws, subject to certain limitations, carryforward tax losses originating in tax years beginning after January 1, 2018, have no expiration date, but they are limited to 80% of the company’s taxable income in any given tax year.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

d.	Tax Assessments

The Company has not been taxed since its inception.

e.	Deferred Taxes

The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of	As of
	December 31, 2022	December 31, 2021
	(in thousands USD)	(in thousands USD)
Deferred tax asset:
Net operating loss carry forward	6,120	2,500
Share Compensation	969	510
Research and Development credits	52	26
Accruals and reserves	1,432	435
Total deferred tax assets	8,573	3,471
Valuation allowance	(8,573)	(3,471)
Deferred tax assets recognized	—	—

As the achievement of required future taxable income is not likely, the Company recorded a full valuation allowance. The following table presents a reconciliation of the beginning and ending valuation allowance:

	As of	As of
	December 31, 2022	December 31, 2021
	(in thousands USD)	(in thousands USD)
Balance at beginning of the year	3,471	10
Additions to valuation allowance	5,102	3,461
Release of valuation allowance	—	—

Balance at end of the year	8,573	3,471

NOTE 10 – RELATED PARTY TRANSACTIONS:

a.	As for related party transactions regarding equity grants, see note 7.

NOTE 11 – SUBSEQUENT EVENTS:

a.	On January 12, 2023, the Company issued 210,000 RSUs to Mr. Ron Bentsur and 115,000 RSUs each to Dr. Enrique Poradosu and Mr. Shay Shemesh.

b.	On February 14, 2023, 105,920 warrants granted in February 2022 in association with the underwriter agreement associated with the Company’s IPO were exercised. Gross proceeds from the exercise of these warrants were approximately $660 thousand.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

c.	On February 14, 2023, a certain investor exercised 4,000 Preferred Investment Options granted in July 2022 in association with the Securities Purchase Agreement. Gross proceeds from the exercise of these options were approximately $39 thousand.

(b)Exhibits.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Nuvectis Pharma, Inc., filed as exhibit 3.1 to the Form 8-K filed on February 4, 2022 and incorporated herein by reference.

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nuvectis Pharma, Inc., filed as exhibit 3.3 to the Form 8-K filed on February 4, 2022 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of Nuvectis Pharma, Inc., filed as exhibit 3.2 to the Form 8-K filed on February 4, 2022 and incorporated herein by reference.

4.1	Form of Common Stock Certificate, filed as exhibit 4.1 to the Form S-1/A, filed on October 21, 2021 and incorporated herein by reference.

4.2	Form of Warrant, filed as exhibit 4.2 to the Form S-1/A filed on October 28, 2021 and incorporated herein by reference.

4.3	Form of Underwriter’s Warrant, filed as exhibit 4.2 to the Form S-1/A filed on January 18, 2022 and incorporated herein by reference.

4.4	Form of Preferred Investment Option, filed as exhibit 10.2 to the Form 8-K filed on July 29, 2022 and incorporated herein by reference.

4.5	Form of Pre-Funded Warrant, filed as exhibit 10.3 to the Form 8-K filed on July 29, 2022 and incorporated herein by reference.

4.6	Description of Securities of Nuvectis Pharma, Inc. *

10.1	2021 Global Equity Incentive Plan, filed as exhibit 10.1 to the Form S-1/A filed on October 6, 2021 and incorporated herein by reference.

10.2	Executive Employment Agreement with Ron Bentsur, filed as exhibit 10.2 to the Form S-1/A filed on October 6, 2021 and incorporated herein by reference. #

10.3	Executive Employment Agreement with Enrique Poradosu, filed as exhibit 10.3 to the Form S-1/A filed on October 6, 2021 and incorporated herein by reference. #

10.4	Executive Employment Agreement with Shay Shemesh, filed as exhibit 10.4 to the Form S-1/A filed on October 6, 2021 and incorporated herein by reference. #

10.5	License Agreement between Nuvectis Pharma, Inc. and CRT Pioneer Fund LP dated May 19, 2021, filed as exhibit 10.5 to the Form S-1/A filed on October 6, 2021 and incorporated herein by reference. **

10.6

License Agreement between Nuvectis Pharma, Inc. and The University Court of the University of Edinburgh, dated August 26, 2021, filed as exhibit 10.6 to the Form S-1/A filed on October 6, 2021 and incorporated herein by reference. **

21.1	List of subsidiaries of Nuvectis Pharma, Inc. *

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page). *

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.
**	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
#	Management Compensation Arrangement.

Item 16.   Form 10-K Summary

The Company has elected not to provide summary information.

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 8th day of March 2023.

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

Signature	Title	Date

/s/ Ron Bentsur	Chairman, Chief Executive Officer and President
Ron Bentsur	(Principal Executive Officer)	March 8, 2023

/s/ Michael J Carson	Vice President of Finance
Michael J Carson	(Principal Financial and Accounting Officer)	March 8, 2023

/s/ Kenneth Hoberman
Kenneth Hoberman	Director	March 8, 2023

/s/ James F. Olivero III
James F. Oliviero III	Director	March 8, 2023

/s/ Matthew L. Kaplan
Matthew L. Kaplan	Director	March 8, 2023