Form 10-K/A
period 2022-12-31
Nuvectis Pharma, Inc.
filed 2023-03-27
CIK 1875558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 22, 2023
Common Stock, $0.00001 par value	14,752,403

Auditor name: PricewaterhouseCoopers International Limited

Auditor Location: Tel-Aviv, Israel

Auditor Firm ID: 1309

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Nuvectis Pharma, Inc. (the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2023 (the “Original Annual Report”), is being filed to include in the Original Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K.

This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original Annual Report. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certificates of our chief executive officer and chief financial officer are being filed as exhibits to this Amendment No. 1. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.  In addition, because no financial statements are included in this Amendment No. 1, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

Except as otherwise expressly noted herein, this Amendment No. 1 does not amend any other information set forth in the Original Annual Report, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the filing of the Original Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Annual Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the Original Annual Report.

NUVECTIS PHARMA, INC.

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

The following table sets forth certain information about our directors and executive officers.

Name	Age	Position
Ron Bentsur	57	Chairman, Chief Executive Officer and President
Enrique Poradosu	57	Executive Vice President, Chief Scientific and Business Officer
Shay Shemesh	40	Executive Vice President, Chief Development and Operations Officer
Michael Carson	47	Vice President of Finance
Kenneth Hoberman	58	Director
Matthew Kaplan	55	Director
James F. Oliviero	47	Director

Executive Officers and Senior Management

Ron Bentsur

Mr. Bentsur has served on our Board since inception and has 20 years of senior leadership experience in the biotechnology industry. He served as CEO of UroGen Pharma, Inc. (NASDAQ: URGN) from August 2015 until January 2019, and as CEO of Keryx Biopharmaceuticals, Inc. (NASDAQ: KERX, acquired by Akebia Therapeutics) from May 2009 until May 2015. At UroGen and Keryx, Mr. Bentsur led the clinical development, regulatory approvals and the commercial infrastructure buildouts for the US commercial launches of Jelmyto and Auryxia, respectively. Mr. Bentsur also led the establishment of a successful worldwide partnership for an earlier-stage program at UroGen and an ex-US development partnership for Auryxia at Keryx. Mr. Bentsur served as CEO of XTL Biopharmaceuticals, Inc. (NASDAQ: XTLB) from January 2006 until April 2009 and as Investor Relations and CFO of Keryx from October 2000 until January 2006. Mr. Bentsur worked as an investment banker in NYC and Tel Aviv, Israel, from 1994 until 2000. Mr. Bentsur served as a member of the Board of Directors of Stemline Therapeutics, Inc. from 2009 through the approval and launch of Elzonris® and through the subsequent acquisition of the company by Menarini in June 2020, and serves on the Board of Directors of Beyond Air, Inc. (NASDAQ: XAIR). Mr. Bentsur holds a BA in Economics and Business Administration with distinction from the Hebrew University of Jerusalem, Israel and an MBA (Magna Cum Laude), from New York University’s Stern School of Business. Mr. Bentsur has been selected to serve on our Board of Directors based on his years of experience in the biotechnology industry and extensive management experience.

Enrique Poradosu, PhD

Dr. Poradosu has 20 years of senior scientific leadership experience in the biotechnology industry and has served as our Executive Vice President, Chief Scientific and Business Officer since our inception. From January 2016 until December 2020, he served as SVP, Business and Scientific Strategy at Stemline Therapeutics, Inc. (NASDAQ: STML, acquired by Menarini in June 2020). At Stemline Dr. Poradosu led the licensing and scientific strategy of the company’s pipeline, as well as directly leading strategic planning and operational execution of the early-stage drug development programs. Prior to that, Dr. Poradosu served as VP Business and Scientific Strategy at Keryx Biopharmaceuticals, Inc. (NASDAQ: KERX), acquired by Akebia Therapeutics (NASDAQ: AKBA)), from 2003 until 2016. From 1998 until 2003, Dr. Poradosu served as a project manager at a private biomedical incubator. Dr. Poradosu holds a BSc in Chemistry and Biology with distinction from the Hebrew University of Jerusalem, Israel and a PhD in Biochemistry, from the Hebrew University of Jerusalem.

Shay Shemesh

Mr. Shemesh has 15 years of multi-disciplinary experience in drug development and has served as our Executive Vice President and Chief Development Officer since our inception. From 2015 until 2020, he served as SVP, Clinical and Regulatory Affairs at Stemline Therapeutics, Inc. (NASDAQ: STML, acquired by Menarini in June 2020) where he led multi-disciplinary development teams in early and late-stage projects. In this role, Mr. Shemesh held responsibilities for the strategic planning and operational execution of the Elzonris® Biologics License Application, with the FDA and Marketing Authorization Application with EMA, resulting in the approval of Elzonris™ in both regions for the treatment of blastic plasmacytoid dendritic cell neoplasm, an orphan hematologic malignancy. Prior to that, Mr. Shemesh was lead of clinical operations at Keryx Biopharmaceuticals (NASDAQ: KERX, acquired by Akebia Therapeutics (NASDAQ: AKBA)), where he managed the late-stage clinical trials for Auryxia™ for the treatment of anemia in patients with non-dialysis CKD, which led to the approval of Auryxia in this indication in the US and the EU. Mr. Shemesh holds a BSc and MSc in Biotechnology from Bar Ilan University in Israel.

Michael Carson

Mr. Carson has over 20 years of broad experience in corporate finance, accounting, and operations. He specializes in clinical stage biopharmaceutical and biotechnology companies. From late 2019 until 2021, he served as Vice President of Finance at XyloCor Therapeutics, Inc. where he led the accounting, treasury and finance functions. During 2019, Mr. Carson consulted for Smiths Medical, Inc., a division of Smiths Group, as Global Controller along with serving as Vice President of Finance in a consulting role for several other biopharmaceutical and medical device companies. At Smiths Medical, he led a team responsible for accounting, treasury and foreign currency exposure. From 2015 to 2019 he served as Director of Financial Planning and Analysis at Neuronetics (NASDAQ: STIM). In this role, Mr. Carson served as the second in command to the Chief Financial Officer and held responsibilities for strategic planning, financial execution, investor relations, and controllership. In the past, he has held several finance and accounting positions at Abbott Laboratories (NYSE: ABT) and served as an auditor at Crowe LLP and Deloitte. Mr. Carson holds a Bachelor of Arts in Business and Economics along with a Bachelor of Science in Mechanical Engineering from Lafayette College in Pennsylvania. He is a licensed Certified Public Accountant in the Commonwealth of Pennsylvania.

Non-Employee Directors

Kenneth Hoberman

Mr. Hoberman joined our Board of Directors in July 2021. Mr. Hoberman has extensive financial, investor relations, corporate governance, operational, and business development experience including M&A, strategic alliances and partnerships both domestic and international. Mr. Hoberman has served as the Chief Operating Officer of Stemline Therapeutics, Inc. (“Stemline”) since 2013, where he negotiated and closed several licensing agreements and was responsible for multiple vendor contracts. While at Stemline, he helped lead the company from an early-stage drug development company to a fully integrated commercial entity, including through Stemline’s successful initial public offering. Mr. Hoberman directed all Stemline’s functional groups, including manufacturing, commercial, regulatory, R&D, medical affairs, public and investor relations, HR and finance. Mr. Hoberman also led the M&A transaction which resulted in the sale of Stemline to the Menarini Group in June 2020 for approximately $750 million. He was previously Vice President of Corporate and Business Development of Keryx Biopharmaceuticals, Inc., where he initiated and executed a Japanese partnership valued at up to $100 million, and originated, negotiated and closed dozens of licensing and operational contracts, including the licensing of Auryxia™, which was approved by the FDA in September 2014. He is on the Board of Directors of TG Therapeutics, Inc. (Nasdaq: TGTX). He received a B.S.B.A. in Finance from Boston University and completed post-baccalaureate studies at Columbia University. Mr. Hoberman has been selected to serve on our Board of Directors based on his extensive experience in the biopharmaceutical industry and in-depth understanding of our business.

Matthew Kaplan

Mr. Kaplan joined our Board of Directors in September 2021. Mr. Kaplan is an experienced Equity Analyst with deep knowledge in biotechnology, particularly for analysis and advisement of early-stage companies. With 24 years of experience as an Equity Analyst, since 2008, he has been a Managing Director and the Head of Healthcare Equity Research at Ladenburg Thalmann & Co. Prior to joining Ladenburg Thalmann & Co., he was a Partner and the Director of Healthcare Research with Punk, Ziegel & Company, a Senior Biotechnology Analyst at Evolution Capital, and a Director of The Life Sciences Group at The Carson Group. Mr. Kaplan has received numerous citations as a top ranked Biotechnology Stock Picker by Thomson Reuters, The Financial Times, and Forbes. Mr. Kaplan also spent six years as a Research Associate with the Albert Einstein College of Medicine / Montefiore Hospital Department of Cardiology, where he co-authored numerous articles on gene regulation in the heart. Mr. Kaplan received his BS in Biology from the University of Michigan.

James F. Oliviero, III

Mr. Oliviero joined our Board of Directors in July 2021. Mr. Oliviero has over twenty years of operational experience in the biotechnology industry. Since 2015, Mr. Oliviero has served as the President and Chief Executive Officer of Checkpoint Therapeutics, Inc. (NASDAQ: CKPT), where he has completed over $100 million in private and public financings for the company to date, while designing and overseeing the company’s development programs for its novel immuno-oncology and targeted therapy, a type of cancer treatment that precisely identifies and attacks a specific pathway of cancer cells, product candidates being evaluated for the treatment of several solid tumor cancer indications. Prior to Checkpoint, from May 2003 to September 2015, Mr. Oliviero served in a variety of leadership capacities at Keryx Biopharmaceuticals, Inc., which was subsequently acquired by Akebia. His most recent position at Keryx, beginning in April 2009, was as Chief Financial Officer, responsible for all of the finance, accounting, investor relations, corporate governance and legal matters and was also involved in the clinical and regulatory development of Auryxia®, which successfully obtained FDA approval in 2014. From August 1999 to May 2003, Mr. Oliviero was Director of Finance for ACCESS Oncology, Inc., a privately held biotechnology company. Mr. Oliviero began his professional career as an investment banker at Furman Selz LLC in New York City. Mr. Oliviero is a CFA charterholder and holds a B.B.A. in Finance with Highest Distinction from Emory University’s Goizueta Business School. Mr. Oliviero has been selected to serve on our Board of Directors based on his extensive experience in the biotechnology industry and in-depth understanding of our business.

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

Audit Committee

Our audit committee consists of Kenneth Hoberman, Matthew Kaplan and James Oliviero, with James Oliviero serving as chair. Our board of directors has determined that each member of the audit committee has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Our board of directors has determined James Oliviero qualifies as an “audit committee financial expert,” as defined under the applicable rules of the SEC. In making this determination, our board has considered prior experience, business acumen and independence. The audit committee’s responsibilities include:

•	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

•	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

•	monitoring the rotation of partners of our independent auditors on our engagement team as required by law;

•	prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

•	reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

•	reviewing, with our independent auditors and management, significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;

•	reviewing with management and our independent auditors any earnings announcements and other public announcements regarding material developments;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters and other matters;

•	preparing the report that the SEC requires in our annual proxy statement;

•	reviewing and providing oversight of any related-person transactions in accordance with our related-person transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;

•	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management are implemented;

•	reviewing on a periodic basis our investment policy; and

•	reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.

Compensation Committee

Our compensation committee consists of Kenneth Hoberman, Matthew Kaplan and James Oliviero, with Kenneth Hoberman serving as chair. Our board of directors has determined that each of the members of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the Nasdaq independence requirements. The functions of this committee include, among other things:

•	reviewing and approving our philosophy, policies and plans with respect to the compensation of our chief executive officer;

•	making recommendations to our board of directors with respect to the compensation of our chief executive officer and our other executive officers;

•	reviewing and assessing the independence of compensation advisors;

•	overseeing and administering our equity incentive plans;

•	reviewing and making recommendations to our board of directors with respect to director compensation; and

•	preparing the Compensation Committee reports required by the SEC, including our “Compensation Discussion and Analysis” disclosure.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of the shares of our common stock to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of any Forms 3, 4 or 5 that they file. The SEC rules require us to disclose late filings of initial reports of stock ownership and changes in stock ownership by our directors, executive officers and 10% stockholders. Based solely on a review of copies of the Forms 3, 4 and 5 furnished to us by reporting persons and any written representations furnished by certain reporting persons, we believe that during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were completed in a timely manner with the exception of Ron Bentsur. Mr. Bentsur filed 5 late reports on Form 4, and each late report represented one transaction that was not reported on a timely basis.

Item 11.   Executive Compensation

Summary Compensation Table

The following table sets forth information concerning compensation paid by us to Mr. Bentsur, Dr. Poradosu, and Mr. Shemesh, our “named executive officers,” for their services rendered to us in all capacities during the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)(2)		All Other Compensation ($)	Total ($)
Ron Bentsur	2022	420,360	431,250	(3)	842,400		-	1,694,010
President, Chief	2021	-	-		384,018	(2)	-	384,018
Executive Officer and Director
Enrique Poradosu	2022	349,072	200,000		421,200		-	970,272
Chief Scientific & Business Officer	2021	27,083	-		192,056	(2)		219,139
Shay Shemesh	2022	329,268	200,000	(3)	421,200		-	950,468
Chief Development & Operations Officer	2021	27,083	-		192,056	(2)	-	219,139

(1) Reflects the aggregate grant date fair value of equity awards granted during the fiscal year calculated in accordance with FASB ASC Topic 718. Refer to Note 7 in the Notes to the Financial Statements included in our Original Annual Report on Form 10-K for the year ended December 31, 2022 for information regarding the assumptions used to value these awards. The grant date fair value of the equity awards does not take into account any awards which vest upon certain corporate milestones when the “measurement date” for accounting purposes for such awards has not yet occurred and the fair value is uncertain. For such awards, stock-based compensation is measured and recorded if and when a milestone occurs, and the compensation for such awards are reflected in the table in such year the compensation is recorded.

(2) As per their employment contracts, in 2021, Mr. Bentsur, Dr. Poradosu, and Mr. Shemesh were granted 96,759, 48,399, and 48,399 shares of restricted stock, respectively, related to a certain milestone. This milestone was met on July 27, 2022 and these shares will vest on June 30, 2023. In addition, Mr. Bentsur, Dr. Poradosu, and Mr. Shemesh were granted 120,000, 60,000, and 60,000 restricted stock units, respectively, upon the completion of the Company’s Initial Public Offering (“IPO”) which will vest in thirds on the next three anniversaries of the grant date, April 1, 2022.

(3) Reflects a bonus award earned upon the completion of the Company’s IPO which has not been paid.

Narrative to Summary Compensation Table

Overview

The following are our employment arrangements with our named executive officers:

Ron Bentsur

Annual Base Salary

On February 4, 2022, we entered into an employment agreement with Mr. Bentsur, pursuant to which he receives an initial annual base salary of $575,000, paid monthly in equal installments. On an annual basis, the amount of Mr. Bentsur’s salary shall be increased by no less than the greater of (1) the amount determined by the Company’s Compensation Committee, or (2) the relevant consumer price index (“CPI”).

Annual Bonus

In 2022, Mr. Bentsur received a bonus of $431,250 related to the completion of the Company’s IPO which has not been paid.

Equity Award

Mr. Bentsur is eligible for grants of equity awards under the Company’s long-term equity incentive plan. In 2022, the Company awarded 120,000 restricted stock units to Mr. Bentsur which will vest in thirds on each of the next three anniversaries of the grant date.

Termination Provisions

In the event that Mr. Bentsur is terminated without Cause, for Good Reason, upon a Change of Control “Transaction” (as such term is defined in the Company’s Global Equity Incentive Plan, as amended from time to time, or a successor plan), Death or Disability, as each such term is defined in Mr. Bentsur’s employment agreement, all unvested shares of restricted stock and options shall be immediately accelerated and become fully vested and unrestricted/exercisable. Upon termination for Cause, all unvested shares of restricted shock shall expire and terminate.

If Mr. Bentsur resigns for Good Reason or is terminated due to Death or Disability, Change of Control, or otherwise terminated without Cause, then Mr. Bentsur or his estate or beneficiaries, in the case of Death or Disability, will receive a one-time payment equal to two years of Mr. Bentsur’s then annual base salary, plus a bonus payment equal to the annual bonus earned in the preceding year (if not already paid), the pro rata portion of the target bonus earned in the current year, benefits and expense reimbursement due to Mr. Bentsur, payment in lieu of any accrued but unused vacation time, payment of any unreimbursed expenses, and continued coverage through the longest applicable limitations period under the Company’s directors and officers insurance policies, all such payments to be made within 60 days of the date of termination.

Notwithstanding the above the Company may terminate Mr. Bentsur’s employment at any time, immediately, for Cause, upon written notice to Mr. Bentsur. If Mr. Bentsur’s employment is terminated for Cause, he shall be entitled to receive (i) the unpaid portion of his base salary then in effect accrued through the effective date of the termination of his employment, and (ii) payment for any unused vacation days which have accrued through the effective date of the termination of Mr. Bentsur’s employment, in each case to be paid within 30 days after such effective date.

In the event that a “Transaction” occurs during Mr. Bentsur’s employment, regardless of whether Mr. Bentsur’s employment is terminated, Mr. Bentsur shall receive payment of the termination benefits described above as if his employment had been terminated on the effective date of the Transaction. Following the Transaction, Mr. Bentsur shall not be entitled to receive such termination benefits upon a future termination of his employment; provided that he shall remain eligible to receive (i) any accrued benefits upon any such subsequent termination, and (ii) cash payments, paid in periodic installments in accordance with the Company’s usual payroll practices, for a period of 18 months, equal to the cost the Company would have incurred had Mr. Bentsur continued group medical, dental, vision and/or prescription drug benefit coverage for himself and/or his eligible dependents under any Company sponsored group health plan covering Mr. Bentsur and his eligible dependents at the time of the termination of employment.

Enrique Poradosu

Annual Base Salary

On February 4, 2022, we entered into an employment agreement with Dr. Poradosu, pursuant to which he received an initial annual base salary is $400,000, paid monthly in equal installments. On April 1, 2022, the Compensation Committee increased Dr. Poradosu’s base salary to $425,000. On an annual basis, the amount of Dr. Poradosu’s salary shall be increased by no less than the greater of (1) the amount determined by the Company’s Compensation Committee, or (2) the relevant CPI.

Annual Bonus

In 2022, Dr. Poradosu received a bonus of $200,000 related to the completion of the Company’s IPO.

Equity Awards

Dr. Poradosu is eligible for grants of equity awards under the Company’s long-term equity incentive plan. In 2022, the Company awarded 60,000 restricted stock units to Dr. Poradosu which vest one third on each of the next three anniversaries of the grant date.

Termination Provisions

In the event that Dr. Poradosu is terminated without Cause, for Good Reason, upon a Change of Control “Transaction” (as such term is defined in the Company’s Global Equity Incentive Plan, as amended from time to time, or a successor plan), Death or Disability (as such terms are defined in Dr. Poradosu’s employment agreement) all unvested shares of restricted stock and options shall be immediately accelerated and become fully vested and unrestricted/exercisable. Upon termination for Cause, all unvested shares of restricted shock shall expire and terminate.

If Dr. Poradosu resigns for Good Reason or is terminated due to Death or Disability, Change of Control, or otherwise terminated without Cause, Dr. Poradosu or his estate or beneficiaries, in the case of Death or Disability, will receive a one-time payment equal to two years of Dr. Poradosu’s then annual Base Salary, plus a bonus payment equal to Dr. Poradosu’s annual bonus earned in the preceding year if not already paid, the pro rata portion of the target bonus earned in the current year, benefits and expense reimbursement due to Dr. Poradosu, payment in lieu of any accrued but unused vacation time, payment of any unreimbursed expenses, and continued coverage through the longest applicable limitations period under the Company’s directors and officers insurance policies, all such payments to be made within 60 days of the date of termination.

Notwithstanding the above the Company may terminate Dr. Poradosu’s employment at any time, immediately, for Cause, upon written notice to Dr. Poradosu. If Dr. Poradosu’s employment is terminated for Cause, he shall be entitled to receive (i) the unpaid portion of his base salary then in effect accrued through the effective date of the termination of his employment, and (ii) payment for any unused vacation days which have accrued through the effective date of the termination of his employment, in each case to be paid within 30 days after such effective date.

In the event that a “Transaction” occurs during Dr. Poradosu’s employment, regardless of whether Dr. Poradosu’s employment is terminated, Dr. Poradosu shall receive payment of the termination benefits described above as if his employment had been terminated on the effective date of the Transaction. Following the Transaction, Dr. Poradosu shall not be entitled to receive such termination benefits upon a future termination of his employment; provided that he shall remain eligible to receive (i) any accrued benefits upon any such subsequent termination, and (ii) cash payments, paid in periodic installments in accordance with the Company’s usual payroll practices for a period of 18 months, equal to the cost the Company would have incurred had Dr. Poradosu continued group medical, dental, vision and/or prescription drug benefit coverage for himself and/or his eligible dependents under any Company sponsored group health plan covering Dr. Poradosu and his eligible dependents at the time of the termination of employment.

Shay Shemesh

Annual Base Salary

On February 4, 2022, we entered into an employment agreement with Mr. Shemesh, pursuant to which he received an initial annual base salary of $400,000, paid monthly in equal installments. On April 1, 2022, the Compensation Committee increased Mr. Shemesh’s base salary to $425,000. On an annual basis, the amount of the Mr. Shemesh’s Salary shall be increased by no less than the greater of (1) the amount determined by the Company’s Compensation Committee, or (2) the relevant CPI.

Annual Bonus

In 2022, Mr. Shemesh received a bonus of $200,000 related to the completion of the Company’s IPO which has not been paid.

Equity Awards

Mr. Shemesh is eligible for grants of equity awards under the Company’s long-term equity incentive plan. In 2022, the Company awarded 60,000 restricted stock units to Mr. Shemesh which vest one third on each of the next three anniversaries of the grant date.

Termination Provisions

In the event that Mr. Shemesh is terminated without Cause, for Good Reason, upon a Change of Control “Transaction” (as such term is defined in the Company’s Global Equity Incentive Plan, as amended from time to time, or a successor plan), Death or Disability (as such terms are defined in the employment agreement) all unvested shares of restricted stock and options shall be immediately accelerated and become fully vested and unrestricted/exercisable. Upon termination for Cause, all unvested shares of restricted shock shall expire and terminate.

If Mr. Shemesh resigns for Good Reason or is terminated due to Death or Disability, Change of Control, or otherwise terminated without Cause, then Mr. Shemesh or his estate or beneficiaries, in the case of Death or Disability, will receive a one-time payment equal to two years of Mr. Shemesh’s then annual Base Salary, plus a bonus payment equal to the annual bonus earned in the preceding year if not already paid, the pro rata portion of the target bonus earned in the current year, plus benefits and expense reimbursement due to Mr. Shemesh, payment in lieu of any accrued but unused vacation time, payment of any unreimbursed expenses, and continued coverage through the longest applicable limitations period under the Company’s directors and officers insurance policies, all such payments to be made within 60 days of the date of termination.

Notwithstanding the above the Company may terminate Mr. Shemesh’s employment at any time, immediately, for Cause, upon written notice to Mr. Shemesh. If Mr. Shemesh’s employment is terminated for Cause, he shall be entitled to receive (i) the unpaid portion of his base salary then in effect accrued through the effective date of the termination of his employment, and (ii) payment for any unused vacation days which have accrued through the effective date of the termination of his employment, in each case to be paid within 30 days after such effective date.

In the event that a “Transaction” occurs during Mr. Shemesh’s employment, regardless of whether Mr. Shemesh’s employment is terminated, Mr. Shemesh shall receive payment of the termination benefits described above as if his employment had been terminated on the effective date of the Transaction. Following the Transaction, Mr. Shemesh shall not be entitled to receive such termination benefits upon a future termination of his employment; provided that he shall remain eligible to receive (i) any accrued benefits upon any such subsequent termination and (ii) cash payments, paid in periodic installments in accordance with the Company’s usual payroll practices for a period of 18 months, equal to the cost the Company would have incurred had Mr. Shemesh continued group medical, dental, vision and/or prescription drug benefit coverage for himself and/or his eligible dependents under any Company sponsored group health plan covering Mr. Shemesh and his eligible dependents at the time of the termination of employment.

Outstanding Equity Awards as of December 31, 2022

The following table sets forth certain information concerning option awards and stock awards held by our Named Executive Officers as of December 31, 2022.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other rights That Have Not Vested ($)(1)
Mr.Bentsur	96,759	(2)	$725,693	-	-
	120,000	(3)	$900,000
Dr.Poradosu	48,399	(2)	$362,993	-	-
	60,000	(3)	$450,000
Mr.Shemesh	48,399	(2)	$362,993	-	-
	60,000	(3)	$450,000

(1)	Market value is based on $ 7.50 per share, the closing price of our common stock on the Nasdaq Capital Market on December 31, 2022, the last trading day of the fiscal year.

(2)	Reflects restricted stock awards granted upon the completion of a $15.3 million financing round which will vest on June 30, 2023.

(3)	Reflects restricted stock awards granted upon the completion of the Company’s IPO which will vest in thirds on the next three anniversaries of the grant date, April 1, 2022.

DIRECTOR COMPENSATION

Director Compensation Program

In February 2022, our directors adopted a Non-Employee Directors Compensation Plan. Our non-employee directors receive the following compensation:

Cash Compensation:

•	$40,000 annual retainer;
•	$5,000 additional annual retainer for Compensation Committee membership;
•	$5,000 additional annual retainer for Audit Committee membership;
•	$15,000 additional annual retainer for the Audit Committee Chair; and
•	$15,000 additional annual retainer for the Compensation Committee Chair.

Equity Compensation:

•	Initial Equity Grant: 29,250 options to purchase our common stock, which shares shall vest and become non-forfeitable in equal annual installments over three years, beginning on the first anniversary of the grant date, subject to the director’s continued service on the board of directors on such date.
•	Re-Election Equity Grant: Options having an estimated value of approximately $150,000, which shall vest and become non-forfeitable in equal annual installments over three years, beginning on the first anniversary of the grant date, subject to the director’s continued service on the board of directors on such date.

In addition, each non-employee director receives reimbursement for reasonable travel expenses incurred in attending meetings of our board of directors and meetings of committees of our board of directors.

2022 Director Compensation Table

The following table sets forth the cash and other compensation we paid to the non-employee members of our Board of Directors for all services in all capacities during 2022. Mr. Bentsur is the Chief Executive Officer of the Company and does not receive additional compensation for his service on the Board of Directors.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)	Total ($)
Kenneth Hoberman	$55,000	$135,138	$190,138
Matthew Kaplan	$45,833	$135,138	$180,971
James Oliviero	$55,000	$135,138	$190,138

(1)	Represents cash retainer for serving on our Board and committees of the Board.

(2)	Reflects the aggregate grant date fair value of stock options granted during the fiscal year calculated in accordance with FASB ASC Topic 718. Refer to Note 7 in the Notes to the Financial Statements included in our Original Annual Report on Form 10-K for the year ended December 31, 2022 for information regarding the assumptions used to value these awards.

(3)	All non-employee directors received a grant of 29,250 options for their initial equity grant during 2021. In addition, 15,000 options were granted to the non-employee directors on April 1, 2022 which vest one third on each anniversary date until 2025. All of these options remained outstanding on December 31, 2022.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table shows information, as of March 22, 2023, concerning the beneficial ownership of our common stock by:

•	each person we know to be the beneficial owner of more than 5% of our common stock;
•	each of our current directors; and
•	each of our NEOs shown in our Summary Compensation Table.

ALL CURRENT DIRECTORS AND NEOS AS A GROUP

As of March 22, 2023, there were 14,752,403 shares of our common stock outstanding. In order to calculate a stockholder’s percentage of beneficial ownership, we include in the calculation those shares underlying options or warrants beneficially owned by that stockholder that are vested or that will vest within 60 days of March 22, 2023. Shares of restricted stock are deemed to be outstanding. Options or warrants held by other stockholders that are not attributed to the named beneficial owner are disregarded in this calculation. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares of our common stock. Unless we have indicated otherwise, each person named in the table below has sole voting power and investment power for the shares listed opposite such person’s name, except to the extent authority is shared by spouses under community property laws. The address of all directors and executive officers is c/o Nuvectis Pharma, Inc., 1 Bridge Plaza, Suite 275, Fort Lee, NJ 07024.

	Common Stock Beneficially Owned
	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Stock
Name and Address of Beneficial Owner:
Ron Bentsur (1)	2,801,340	18.99%
Enrique Poradosu (2)	1,149,920	7.80%
Shay Shemesh (3)	1,138,556	7.72%
Micahel Carson	9,100	*
Kenneth Hoberman (4)	69,890	*
Matthew Kaplan (5)	50,510	*
James Oliviero (6)	24,578	*
All executive officers and directors as a group	5,243,894	35.54%

5% or Greater Stockholders:
Charles Mosseri Marlio (7)	2,380,176	16.13%
Pontifax VI LP (8)	1,379,360	9.35%
Thomas P. Peters 2012 Family Trust (9)	947,658	6.42%

*	Represents beneficial ownership of less than 1%

(1)	This excludes 96,759 shares of restricted stock granted to Mr. Bentsur on July 27, 2021 in connection with the closing of the $15.3 million Preferred A capital raise. These restricted shares vest on June 30, 2023. This also excludes 120,000 shares of restricted stock granted to Mr. Bentsur on April 1, 2022 in connection with his employee agreement. These shares vest over a 3-year period with 1/3 vesting on each anniversary date of the grant. This also excludes 210,000 shares of restricted stock granted to Mr. Bentsur on January 12, 2023. These shares vest over a 3-year period with 1/3 vesting on each anniversary date of the grant.

(2)	This excludes 48,399 shares of restricted stock granted to Dr. Poradosu on July 27, 2021 in connection with the closing of the $15.3 million Preferred A capital raise. These restricted shares vest on June 30, 2023. This also excludes 60,000 shares of restricted stock granted to Dr. Poradosu on April 1, 2022 in connection with his employee agreement. These shares vest over a 3-year period with 1/3 vesting on each anniversary date of the grant. This also excludes 115,000 shares of restricted stock granted to Dr. Poradosu on January 12, 2023. These shares vest over a 3-year period with 1/3 vesting on each anniversary date of the grant.

(3)	This excludes 48,399 shares of restricted stock granted to Mr. Shemesh on July 27, 2021 in connection with the closing of the $15.3 million Preferred A capital raise. These restricted shares vest on June 30, 2023. This also excludes 60,000 shares of restricted stock granted to Mr. Shemesh on April 1, 2022 in connection with his employee agreement. These shares vest over a 3-year period with 1/3 vesting on each anniversary date of the grant. This also excludes 115,000 shares of restricted stock granted to Mr. Shemesh on January 12, 2023. These shares vest over a 3-year period with 1/3 vesting on each anniversary date of the grant.

(4)	Excludes 16,380 shares owned by the Hoberman Descendants Trust, to which Mr. Hoberman disclaims ownership. On July 19, 2021, Mr. Hoberman was granted 29,250 options vesting over a 3-year period, 1/3 each year, exercisable into common shares of the Company at a price of $3.05. 9,750 options will be exercisable within 60 days of March 23, 2023 and were included in the beneficial ownership calculation. On April 1, 2022 Mr. Hoberman was granted 15,000 options vesting over a 3-year period with 1/3 vesting on each anniversary date of the grant, exercisable into common shares of the Company at a price of $7.02. 5,000 options will be exercisable within 60 days of March 23, 2023 and were included in the beneficial ownership calculation.

(5)	On September 2, 2021, Mr. Kaplan was granted 29,250 options vesting over a 3-year period, 1/3 each year, exercisable into common shares of the Company at a price of $3.05. 9,750 options will be exercisable within 60 days of March 23, 2023 and were included in the beneficial ownership calculation. On April 1, 2022 Mr. Kaplan was granted 15,000 options vesting over a 3-year period with 1/3 vesting on each anniversary date of the grant, exercisable into common shares of the Company at a price of $7.02. 5,000 options will be exercisable within 60 days of March 23, 2023 and were included in the beneficial ownership calculation.

(6)	On July 6, 2021, Mr. Oliviero was granted 29,250 options vesting over a 3-year period, 1/3 each year, exercisable into common shares of the Company at a price of $3.05. 9,750 shares will be exercisable within 60 days of June 30, 2022 and were included in the beneficial ownership calculation. On April 1, 2022 Mr. Oliviero was granted 15,000 options vesting over a 3-year period with 1/3 vesting on each anniversary date of the grant, exercisable into common shares of the Company at a price of $7.02. 5,000 options will be exercisable within 60 days of March 23, 2023 and were included in the beneficial ownership calculation.

(7)	The address of Charles Mosseri-Marlio is 27 Ripplevale Grove, London N1 1HS, UK. Share ownership reported above is based on a Form 13G/A filed by Charles Mosseri-Marlio on January 9, 2023.

(8)	Pontifax Management 4 GP (2015) Ltd. is the general partner (the “General Partner”) of Pontifax VI GP L.P, the general partner of each of, Pontifax VI (Cayman) LP and Pontifax VI (Israel) LP (which are collectively referred to as “Pontifax VI LP”). Mr. Tomer Kariv holds approximately 51% of the share capital of the General Partner; as a result, Mr. Kariv may be deemed to exercise control over Pontifax VI LP. The remaining share capital is held by Mr. Ran Nussbaum. Mr. Kariv and Mr. Nussbaum disclaim beneficial ownership of all the reported shares and the inclusion of all shares herein shall not be deemed to be an admission of beneficial ownership of the reported shares except to the extent of their pecuniary interest therein.

(9)	Based solely on the information provided by such reporting person.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

RELATED-PERSON TRANSACTIONS

Since inception, we have not been involved in a transaction or series of similar transactions that:

•	the amount involved exceeded or exceeds $120,000 or 1% of the average of our total assets as of December 31, 2022 and 2021; and
•	any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

Policies and Procedures for Transaction with Related Persons

Our board of directors adopted a written related person transaction policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 or 1% of the average of our total assets as of December 31, 2022 and 2021 and a related person had or will have a direct or indirect material interest, including without limitation purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction.

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

Item 14.   Principal Accounting Fees and Services

The following table presents the aggregate fees billed to the Company for professional services rendered by Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited for the years ended December 31, 2022 and 2021.

	2022	2021
Audit Fees(1)	$160,000	$195,000
Audit-Related Fees(2)	28,100	-
Tax Fees	-	-
All Other Fees	-	-
Total	$188,100	$195,000

(1)	Audit Fees consist of fees billed for professional services rendered in connection with the audit of our annual financial statements included in our Original Annual Report on Form 10-K for those two fiscal years, the review of our financial statements included in our Quarterly Reports on Form 10-Q during those two fiscal years, and other services provided in connection with registration statements.

(2)	For the year ended December 31, 2022, audit-related fees pertained to services rendered in connection with procedures required for filings with the SEC.

Pre-Approval of Services

Our Audit Committee has established a policy setting forth the procedures under which services provided by our independent registered public accounting firm will be pre-approved by our Audit Committee. The potential services that might be provided by our independent registered public accounting firm fall into two categories:

•	Services that are permitted, including the audit of our annual financial statements, the review of our quarterly financial statements, related attestations, benefit plan audits and similar audit reports, financial and other due diligence on acquisitions, and federal, state, and non-US tax services; and

•	Services that may be permitted, subject to individual pre-approval, including compliance and internal-control reviews, indirect tax services such as transfer pricing and customs and duties, and forensic auditing.

Services that our independent registered public accounting firm are prohibited from providing include such services as bookkeeping, certain human resources services, internal audit outsourcing, and investment or investment banking advice.

All proposed engagements of our independent registered public accounting firm, whether for audit services or permissible non-audit services, are pre-approved by the Audit Committee. We jointly prepare a schedule with our independent registered public accounting firm that outlines services which we reasonably expect we will need from our independent registered public accounting firm and categorize them according to the classifications described above. Each service identified is reviewed and approved or rejected by the Audit Committee.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	Financial Statements.

The response to this portion of Item 15 is incorporated by reference from the Original Filing into this Amendment No. 1.

(b)	Exhibits.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Nuvectis Pharma, Inc., filed as exhibit 3.1 to the Form 8-K filed on February 4, 2022 and incorporated herein by reference.

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nuvectis Pharma, Inc., filed as exhibit 3.3 to the Form 8-K filed on February 4, 2022 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of Nuvectis Pharma, Inc., filed as exhibit 3.2 to the Form 8-K filed on February 4, 2022 and incorporated herein by reference.

4.1	Form of Common Stock Certificate, filed as exhibit 4.1 to the Form S-1/A, filed on October 21, 2021 and incorporated herein by reference.

4.2	Form of Warrant, filed as exhibit 4.2 to the Form S-1/A filed on October 28, 2021 and incorporated herein by reference.

4.3	Form of Underwriter’s Warrant, filed as exhibit 4.2 to the Form S-1/A filed on January 18, 2022 and incorporated herein by reference.

4.4	Form of Preferred Investment Option, filed as exhibit 10.2 to the Form 8-K filed on July 29, 2022 and incorporated herein by reference.

4.5	Form of Pre-Funded Warrant, filed as exhibit 10.3 to the Form 8-K filed on July 29, 2022 and incorporated herein by reference.

4.6	Description of Securities of Nuvectis Pharma, Inc. filed as exhibit 4.6 to the Form 10-K filed on March 8, 2023 and incorporated herein by reference.

10.1	2021 Global Equity Incentive Plan, filed as exhibit 10.1 to the Form S-1/A filed on October 6, 2021 and incorporated herein by reference.

10.2	Executive Employment Agreement with Ron Bentsur, filed as exhibit 10.2 to the Form S-1/A filed on October 6, 2021 and incorporated herein by reference. #

10.3	Executive Employment Agreement with Enrique Poradosu, filed as exhibit 10.3 to the Form S-1/A filed on October 6, 2021 and incorporated herein by reference. #

10.4	Executive Employment Agreement with Shay Shemesh, filed as exhibit 10.4 to the Form S-1/A filed on October 6, 2021 and incorporated herein by reference. #

10.5	License Agreement between Nuvectis Pharma, Inc. and CRT Pioneer Fund LP dated May 19, 2021, filed as exhibit 10.5 to the Form S-1/A filed on October 6, 2021 and incorporated herein by reference. **

10.6	License Agreement between Nuvectis Pharma, Inc. and The University Court of the University of Edinburgh, dated August 26, 2021, filed as exhibit 10.6 to the Form S-1/A filed on October 6, 2021 and incorporated herein by reference. **

21.1	List of subsidiaries of Nuvectis Pharma, Inc. filed as exhibit 21.1 to the Form 10-K filed on March 8, 2023 and incorporated herein by reference.

24.1	Power of Attorney filed as exhibit 24.1 to the Form 10-K filed on March 8, 2023 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022 filed as exhibit 31.1 to the Form 10-K filed on March 8, 2023 and incorporated herein by reference.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022 filed as exhibit 31.2 to the Form 10-K filed on March 8, 2023 and incorporated herein by reference.

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022. *

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as exhibit 32.1 to the Form 10-K filed on March 8, 2023 and incorporated herein by reference.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as exhibit 32.2 to the Form 10-K filed on March 8, 2023 and incorporated herein by reference.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
#	Management Compensation Arrangement.

Item 16.   Form 10-K Summary

The Company has elected not to provide summary information.

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 27th day of March 2023.

Nuvectis Pharma, Inc.

By:	/s/ Ron Bentsur
Name: Ron Bentsur
Title: Chairman, Chief Executive Officer and President