Form 10-Q
period 2023-03-31
Nuvectis Pharma, Inc.
filed 2023-05-10
CIK 1875558

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 01, 2023
Common Stock, $0.00001 par value	16,007,425

NUVECTIS PHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVECTIS PHARMA, INC.

CONDENSED BALANCE SHEETS

(USD in thousands, except per share and share amounts)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
CURRENT ASSETS:
Cash and cash equivalents	$15,468	$19,993
Other current assets	740	412
TOTAL CURRENT ASSETS	16,208	20,405

TOTAL ASSETS	$16,208	$20,405

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES
Accounts payables	$2,096	$2,910
Payable offering costs	—	450
Accrued liabilities	156	445
Employee compensation and benefits	1,682	2,381
TOTAL CURRENT LIABILITIES	3,934	6,186
TOTAL LIABILITIES	3,934	6,186

COMMITMENTS AND CONTINGENCIES, see Note 3

STOCKHOLDERS’ EQUITY: see Note 4

Common Stock, $0.00001 par value – 60,000,000 shares authorized as of March 31, 2023, and December 31, 2022, 15,886,139, and 15,190,720 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively

	*	*
Additional paid in capital	48,308	46,204
Accumulated deficit	(36,034)	(31,985)
TOTAL STOCKHOLDERS’ EQUITY	12,274	14,219
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,208	$20,405

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended March 31
	2023	2022
OPERATING EXPENSES:
Research and development	$2,367	$1,805
General and administrative	1,734	1,140

OPERATING LOSS	(4,101)	(2,945)
Finance income	52	2

NET LOSS	$(4,049)	$(2,943)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,049)	$(2,943)
BASIC AND DILUTED NET LOSS PER COMMON STOCK OUTSTANDING, see Note 6	$(0.27)	$(0.32)
Basic and diluted weighted average number of common stock outstanding	14,724,249	9,159,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

					Notes
	Redeemable Convertible				received
	Preferred Stock		Common Stock		from	Additional		Total
	$0.00001 Par Value		$0.00001 Par Value		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	stock	Capital	Deficit	Equity/(Deficit)
BALANCES AT DECEMBER 31, 2021	5,012,280	15,246	4,505,514	*	*	1,892	$(12,900)	$(11,008)
Conversion of Series A redeemable convertible preferred shares	(5,012,280)	(15,246)	5,012,280	*	—	15,246	—	15,246
Issuance of common stock upon initial public offering, net of offering costs of $2,892			3,200,000	*		13,108		13,108
Share based payments						156
Net loss for the period							(2,943)	(2,943)
BALANCES AT MARCH 31, 2022	—	—	12,717,794	*	*	30,402	$(15,843)	$14,559

					Notes
	Redeemable Convertible				received
	Preferred Stock		Common Stock		from	Additional		Total
	$0.00001 Par Value		$0.00001 Par Value		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	stock	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2022	—	$-	15,190,720	*	—	$46,204	$(31,985)	$14,219
Share based payments						1,402		1,402
Issuance of restricted stock awards			585,499	—				—
Exercise of preferred investment options			4,000	*		39		39
Exercise of warrants			105,920	*		663		663
Net loss for the period			—	—	—	—	(4,049)	(4,049)
BALANCES AT MARCH 31, 2023	—	—	15,886,139	*	—	$48,308	$(36,034)	$12,274

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,049)	$(2,943)
Adjustments to reconcile loss to net cash used in operating activities: Cost of stock-based payments	1,402	156
Changes in operating assets and liabilities:
Increase in other current assets	(328)	(831)
(Decrease)/increase in accounts payable, accrued compensation and benefits, and accrued liabilities	(1,802)	542
Net cash used in operating activities	$(4,777)	$(3,076)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering	$—	$16,000
Issuance costs related to initial public offering	(341)	(1,973)
Proceeds from exercise of warrants/preferred investment option	702	—
Issuance costs related to private placement	(109)	—
Net cash provided by financing activities	$252	$14,027
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(4,525)	$10,951
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$19,993	$5,742
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,468	$16,693

Supplemental noncash disclosure of investing and financing activities:
Unpaid deferred offering costs	—	97

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

The Company is a biopharmaceutical company focused on the development of innovative precision medicines for the treatment of serious conditions of unmet medical need in oncology.

b.	In May 2021, the Company entered into a worldwide, exclusive license agreement with the CRT Pioneer Fund (“CRT”) (see Note 3a).
c.	In August 2021, the Company entered into a worldwide, exclusive license agreement with the University of Edinburgh, Scotland for the Company’s second drug candidate (see Note 3a).
d.	In February 2022, the Company’s shares began trading on the NASDAQ under the symbol “NVCT”.
e.	Liquidity and Capital Resources

The Company has incurred net operating losses since its inception and had an accumulated deficit of $36 million as of March 31, 2023. The Company had cash and cash equivalents of $15.5 million as of March 31, 2023 and has not generated positive cash flows from operations. To date, the Company has been able to fund its operations primarily through the issuance and sale of common stock and redeemable convertible preferred shares.

Management believes that its existing cash, and cash equivalents as of March 31, 2023 enable the Company to fund planned operations for at least 12 months following the issuance date of these condensed financial statements.

The Company will need to raise additional capital in order to complete the clinical trials aimed at developing the product candidates until obtaining its regulatory and marketing approvals. There can be no assurances that the Company will be able to secure such additional financing, or at terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, or reduce its products’ development, clinical trials, commercialization efforts or other operations, or even close down or liquidate.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

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

In the opinion of management, the unaudited condensed financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the period ended March 31, 2023 are not necessarily indicative of those expected for the year ending December 31, 2023 or for any future period. The condensed balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2023.

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

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

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

During the three months ended March 31, 2023 and 2022, there were no transfers between fair value measure levels. Other financial instruments consist mainly of cash and cash equivalents, other current assets, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

d.	Stock Compensation

The Company accounts for employees’, directors’ and service providers’ share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period. The equity awards could come in the form of options, warrants, and RSAs.

The Company elected to recognize compensation costs for awards using the accelerated method based on the multiple-option award approach. Performance based awards are expensed over the vesting period only if the achievement of performance criteria is probable.

The Company has elected to recognize forfeitures as they occur.

For stock options containing a market condition, the market conditions are required to be considered when calculating the grant date fair value. ASC 718 requires selection of a valuation technique that best fits the circumstances of an award. (see note 5). In order to reflect the substantive characteristics of the market condition option award, a Monte Carlo simulation valuation model was used to calculate the grant date fair value of such stock options. Expense for the market condition stock options is recognized over the derived service period as determined through the Monte Carlo simulation model.

e.	Recently Issued Accounting Pronouncements Not Yet Adopted

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements. No new accounting standards were adopted during the period.

NOTE 3 – COMMITMENTS AND CONTINGENCIES:

a.	License Agreements

CRT Pioneer Fund License Agreement

There have been no material changes to the CRT Pioneer Fund License Agreement (the “License Agreement”) as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on March 8, 2023 (see Note 5a in the Notes to the Financial Statements).

Any potential milestone or royalty payment amounts have not been accrued as of March 31, 2023 and December 31, 2022 due to the uncertainty related to the achievement of these events or milestones.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

University of Edinburgh License Agreement

There have been no material changes to the University of Edinburgh (“UoE”) License Agreement as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on March 8, 2023 (see Note 5a in the Notes to the Financial Statements).

Any potential future research support, milestone or royalty payment amounts have not been accrued as of March 31, 2023 and December 31, 2022 due to the uncertainty related to the achievement of these events, milestones or commitments to additional research.

b.	Related Party Transactions

As for related party transactions, see Note 5.

c.	Contingencies

As of March 31, 2023, and as of December 31, 2022, there are no contingent liabilities, therefore, no provision was made.

NOTE 4 – STOCKHOLDERS’ EQUITY:

a.	Private Placement in Public Entity

On July 29, 2022, the Company closed a private placement offering (the “July Private Placement”), pursuant to the terms and conditions of a Securities Purchase Agreement (the “Agreement”), dated July 27, 2022. In connection with the July Private Placement, the Company issued 1,015,598 shares of common stock (the “Shares”), pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 909,091 shares of common stock and preferred investment options (the “Preferred Investment Options”) to purchase up to an aggregate of 1,924,689 shares of common stock. The Preferred Investment Options became exercisable on January 23, 2023 and are exercisable through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the Agreement. 4,000 Preferred Investment Options were exercised and $39,000 was received as of March 31, 2023.

NOTE 5 – SHARE BASED PAYMENTS:

a.	Share Based Payments

In January 2023, the Company granted to a service provider 43,500 options which become exercisable between January 19, 2023, and January 18, 2025, into common stock with an exercise price of $7.51 per share based on the achievement of service condition, market condition or performance condition. As of March 31, 2023, 12,000 options were exercisable. Service condition options totaled 22,500, had an estimated value based on Black-Scholes of approximately $74,000 and were not exercisable as of March 31, 2023.  Performance condition options totaled 12,000, had an estimated value based on Black-Scholes of approximately $39,000 and were exercisable as of March 31, 2023.  Market condition options totaling 9,000 options have a market condition which was not achieved by March 31, 2023, and an estimated value of $20,000 based on a Monte Carlo model. No options have been exercised as of March 31, 2023. The fair value of options was evaluated at the grant date using a Black-Scholes Option Pricing Model for various possible scenarios.

The following table summarizes assumptions used for the Black-Scholes model at the grant date:

Risk-free interest rate	4.09%
Common stock price	$7.51
Expected dividend yield	—
Expected term (in years)	2

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

Expected volatility	75%

In February 2022, the Company granted to the underwriter of the IPO, 128,000 fully vested warrants upon the IPO, exercisable into common stock with an exercise price of $6.25 per share for 5 years after the grant date. The 128,000 fully vested warrants have an estimated value (based on Black-Scholes model) of approximately $458,000 and were recognized as a reduction from gross proceeds of the IPO. IPO warrants totaling 105,920 were exercised and the Company received $0.7 million as of March 31, 2023.

b.	2021 Global Equity Incentive Plan (“Incentive Plan”)

The following table summarizes the Company’s stock option activity in the Incentive Plan for the three months ended March 31, 2023:

			Weighted
	Number of	Weighted average	average	Aggregated
	shares under	Exercise price per	remaining	Intrinsic value
	option	Option	Life	(in thousands)
Balance, December 31, 2022	311,590	4.20	8.79	1,042
Granted	34,500	7.51
Exercised	—	—
Forfeited	—	—
Outstanding – March 31, 2023	346,090	4.53	8.67	2,969
Exercisable – March 31, 2023	87,582	3.66	8.55
Expected to vest – March 31, 2023	346,090	4.53	8.67	2,969

As of March 31, 2023, there was $0.7 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 1.92 years.

Restricted Stock Awards

Restricted stock awards (“RSAs”) have been granted to employees. The value of an RSA award is based on the Company’s stock price on the date of grant. The Company granted RSAs pursuant to the Incentive Plan.

The following table summarizes the Company’s RSA activity for the three months ended March 31, 2023, as described above from the Incentive Plan:

		Weighted	Weighted average	Aggregated
	Number of	average grant	contractual term	Intrinsic value
	shares	date fair value	(in years)	(in thousands)
Balance, December 31, 2022	338,807	7.15	2.22	2,541
Granted	585,499	7.56
Vested	(24,250)	8.98
Outstanding – March 31, 2023	900,056	7.44	2.51	11,800
Expected to vest – March 31, 2023	900,056	7.44	2.51	11,800

As of March 31, 2023, there was $4.6 million of total unrecognized compensation cost related to RSAs expected to be recognized over a weighted average period of 2.51 years.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

On January 3, 2023, the Company issued 145,499 RSAs to employees and other service providers with a determined fair value of $1.1 million.  These RSAs vest over three years with 1/3 vesting on each anniversary of the date of the grant.

On January 12, 2023, the Company issued 210,000 RSAs to Mr. Ron Bentsur and 115,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh. These RSAs vest over three years with 1/3 vesting on each anniversary of the date of the grant.  The fair value of these RSAs was determined to be $3.3 million.

On April 1, 2022, the Company issued 120,000 RSAs to Mr. Ron Bentsur and 60,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh. These RSAs vest over three years with 1/3 vesting on each anniversary of the date of the grant.  On March 29, 2023, the vesting of the first 1/3 of the grant was extended to January 11, 2024, the second vesting extended to April 2, 2024 and the third vesting extended to April 2, 2025.

On July 27, 2021, Mr. Ron Bentsur, Dr. Enrique Poradosu, and Mr. Shay Shemesh were granted 96,759 RSAs, 48,399 RSAs and 48,399 RSAs, respectively, which were not part of the Company’s Incentive Plan and excluded from the table above.  On March 29, 2023, the vesting of these grants was extended to January 11, 2024.

Share Compensation Expense

For the three months ended March 31, 2023, the Company recognized expenses of $0.7 million as part of general and administrative expenses and $0.7 million as part of research and development expenses. For the three months ended March 31, 2022, the Company recognized expenses of $0.1 million as part of general and administrative expenses and $0.1 million as part of research and development expenses.

NOTE 6 – NET LOSS PER SHARE:

a.	Basic

Basic net loss per share is calculated by dividing the net loss attributable to the Company’s stockholders by the weighted average number of common stock outstanding.

	For the three months	For the three months
	ended March 31, 2023	ended March 31, 2022

Loss attributable to common stockholders	$(4,049)	$(2,943)
Basic and diluted net loss per common share	(0.27)	(0.32)
Weighted average of common share outstanding	14,724,249	9,159,139

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of shares of common stock in issue during the year.

The calculation of the loss per share includes 1,924,689 pre-funded warrants/shares issued as part of the private placement, as the Company considers these shares to be exercised for no additional consideration. As of March 31, 2023 the amount of pre-funded warrants/shares issued were  1,924,689, and as of March 31, 2022, zero.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

b.	Diluted

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive for the years presented:

	March 31,
	2023	2022
Common stock issuable in relation to:
Warrants	238,974	228,893
Options	346,090	226,590
Unvested RSAs *	1,093,613	270,137

*	includes 193,557 of RSAs granted outside of the Incentive Plan

NOTE 7 – RELATED PARTY TRANSACTIONS:

a.	See note 5

NOTE 8 – SUBSEQUENT EVENTS:

a.	During April and May 2023, a certain investor exercised 34,000 Preferred Investment Options granted in July 2022 in association with the Securities Purchase Agreement. Gross proceeds from the exercise of these options were approximately $0.3 million.

Item 2.Management’s Discussion and Analysis of the Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan,” “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2022. As used below, the words “we,” “us” and “our” may refer to Nuvectis Pharma, Inc.

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

NXP800 (HSF1-Pathway Inhibitor)

We have licensed exclusive world-wide development and commercial rights to NXP800, a novel Heat Shock Factor 1 (“HSF1”) pathway inhibitor, which was discovered at the Institute of Cancer Research (“ICR”) in London, England.

In preclinical studies, treatment with NXP800 inhibited tumor growth in xenografts models of human ovarian and gastric cancers, in which, a genetic mutation in the AT-rich interactive domain-containing protein 1A (“ARID1a”) gene was present, potentially rendering ARID1a a biomarker for treatment sensitivity. Based on this work, we have begun to clinically investigate NXP800 in ARID1a-mutated ovarian carcinoma, a type of cancer which is primarily comprised of two histologies, Ovarian Clear Cell Carcinoma (“OCCC”) and ovarian endometrioid carcinoma (“OEC”), and to investigate the utility of ARID1a deficiency as a patient selection marker in additional tumor types. The genetic screening for the ARID1a mutation is performed using commercially available next generation sequencing-based in vitro diagnostic test, which is routinely utilized in the clinic for cancer patients.

The Phase 1 study was initiated in December 2021 and is comprised of two parts: dose-escalation (Phase 1a), followed by an expansion phase (Phase 1b). In Phase 1a, the safety and tolerability of NXP800 is being evaluated in patients with advanced solid tumors to identify a dose and dosing schedule for Phase 1b. The Phase 1b portion of the study, which was initiated in April 2023, will evaluate the safety and preliminary anti-tumor activity of NXP800 in patients with platinum-resistant, ARID1a-mutated ovarian carcinoma.

In June 2022, the Investigational New Drug Application (“IND”) for NXP800, which was previously submitted to the U.S. Food and Drug Administration (the “FDA”), was cleared, which included the Phase 1 clinical trial protocol. Additional preclinical studies are being conducted to identify development opportunities for NXP800 in additional solid tumor types. In December 2022, we announced that the FDA granted Fast Track Designation status to the development program of NXP800 for the treatment of platinum-resistant, ARID1a-mutated ovarian carcinoma.

NXP900 (SRC/YES1 Kinase Inhibitor)

NXP900 is a SRC Family Kinase (“SFK”) inhibitor that potently inhibits the proto-oncogenes c-Src (“SRC”) and YES1 kinases. NXP900 was discovered at the University of Edinburgh, Scotland. SRC is aberrantly activated in many cancer types, including solid tumors such as breast, colon, prostate, pancreatic and ovarian, while remaining predominantly inactive in non-cancerous cells. Increased SRC activity is generally associated with late-stage cancers, metastatic potential and resistance to therapy, and correlates with poor clinical prognosis. YES1 gene amplification has been reported to be implicated in several tumors including lung, head and neck, bladder and esophageal cancers. In addition, YES1 directly phosphorylates and activates the Yes-associated protein, the main effector of the

Hippo pathway, which has been identified as a promoter of drug resistance, cancer progression, and metastasis in several cancer types, including squamous cell, mesothelioma and papillary kidney cancers.

In vivo, treatment with NXP900 inhibited primary and metastatic tumor growth in xenograft models of breast, cervical, esophageal, head and neck and medulloblastoma cancers, and demonstrated on-target pharmacodynamic effects. Furthermore, it has been found that YES1 gene amplification is a key mechanism of resistance to Epidermal Growth Factor Receptor (“EGFR”) or (Human Epidermal Growth Factor Receptor 2 and anaplastic lymphoma kinase inhibitors. A recent, peer reviewed study published in Nature Communication (not sponsored by the Company) demonstrated that NXP900 is able to re-sensitize resistant non-small cell lung cancer (“NSCLC”) cells to osimertinib (Tagrisso®), the leading EFGR inhibitor used for the treatment of EGFR mutation-positive NSCLC, when used in combination with Tagrisso®.

We have completed the IND enabling preclinical studies and the IND for NXP900 is currently pending.

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

Results of Operations

From our inception on July 27, 2020, through March 31, 2023, we did not generate any revenue. Our main activities through March 31, 2023 have been organizational and capital raising activities, the completion of the in-license agreements for our two drug candidates, NXP800 and NXP900, our Clinical Trial Application by the Medicines and Healthcare Regulatory Agency, preparation for the Phase 1a and Phase 1b clinical trials for NXP800, which commenced in December 2021 and April 2023, respectively, and beginning our IND-enabling studies for NXP900, which commenced in late 2021. Additionally, we completed our initial public offering in February 2022 and a private placement offering in July 2022.

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

The following table summarizes our results of operations expenses for the three months ended March 31, 2023 and 2022: (in thousands)

	Three Months Ended March 31
	2023	2022	Change
OPERATING EXPENSES:
Research and Development	$2,367	$1,805	$562
General and Administrative	1,734	1,140	594

OPERATING LOSS	(4,101)	(2,945)	(1,156)
Finance Income	52	2	50

NET LOSS	$(4,049)	$(2,943)	$(1,106)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022: (in thousands)

	For the three months ended March 31		Increase/
	2023	2022	(Decrease)
Employee Compensation and Benefits	$1,343	$467	876
Clinical Expense	627	444	183
Manufacturing	354	304	50
License Fee	—	400	(400)
Professional services and other	43	190	(147)
Total research and development expenses	$2,367	$1,805	$562

Research and development expenses increased by $0.6 million, during the three months ended March 31, 2023 compared to the same period in 2022.  The increase in research and development expense during the three months ended March 31, 2023 was primarily driven by a $0.9 million increase in employee compensation and benefits including $0.4 million in stock based compensation, $0.2 million in clinical expenses paid out in connection with our product candidates NXP800 and NXP900, $0.1 million in manufacturing expenses including $0.2 million associated with one-time expenses associated with our process development of NXP900, partially offset by a $0.4 million decrease in license fees paid during 2022 to UoE for NXP900 net of fees owed to the UoE associated with our 2022 IPO and $0.1 million in professional services and other expenses associated with our drug product programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022: (in thousands)

	For the three months ended March 31		Increase/
	2023	2022	(Decrease)
Professional and consulting services	$850	$683	$167
Employee Compensation and Benefits	508	179	329
Insurance and Other	376	278	98
Total general and administrative expenses	$1,734	$1,140	$594

General and administrative expenses increased by $0.6 million, during the three months ended March 31, 2023 compared to the same period in 2022. The increase in general and administrative expenses for the three months ended March 31, 2023, was primarily driven by $0.3 million in employee compensation including $0.2 million in stock compensation expense, an increase of $0.2 million in professional and consulting fees paid to third-party providers including $0.4 million in stock compensation expense and $0.1 million in insurance and other due to public company expenses.

As a result of the foregoing, our loss from operations for the three months ended March 31, 2023, increased $1.1 million, compared to the same period in 2022 primarily driven by employee compensation and benefits, clinical trial expenses, and manufacturing expenses.

Liquidity and Capital Resources

As of March 31, 2023, we had $15.5 million of cash and cash equivalents. For the three months ended March 31, 2023, and 2022, we had net losses of $4.0 million and $2.9 million, respectively. As of March 31, 2023, we had an accumulated deficit of $36 million.

On February 4, 2022, we announced the pricing of our initial public offering of common stock (the “IPO”) of 3,200,000 shares of common stock for a price of $5.00 per share, less certain underwriting discounts and commissions. As part of the UoE license agreement, we are required to pay UoE 2.5% of the gross amount of each of our future fund raisings up to a cumulative total of $3.0 million. Pursuant to the IPO, we paid UoE $0.4 million associated with this fundraising.

The IPO closed on February 8, 2022, with gross proceeds of $16.0 million, before deducting underwriting discounts and expenses (for net proceeds of $12.6 million).

In addition, on July 29, 2022, we completed a private placement in which we received gross proceeds of $15.9 million before deducting fees and expenses (for net proceeds of $14.2 million) excluding payments required by our license agreements. We believe that the proceeds from our IPO and private placement will enable us to fund our operating expenses and capital expenditures through at least the next 12 months from the issuance of our financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future viability in the long term is dependent on our ability to raise additional capital to finance our operations.

On March 17, 2023, we filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $150.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with H. C. Wainwright & Co. (the “Sales Agent”), pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $40.0 million under an at-the-market offering program (the “ATM”), which is included in the $150.0 million of securities that may be offered pursuant to the Registration Statement. Pursuant to the ATM, we will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares of our common stock under the ATM. We have not sold any shares of our common stock under the ATM as of March 31, 2023.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our current or future product candidates, including payments of milestones and sponsored research commitments associated with our license agreements for NXP800 and NXP900. In addition, following our IPO, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on our ability to:

●	advance development of our clinical and preclinical programs;
●	manufacture, or procure the manufacturing of, our preclinical and clinical drug material and develop processes for late stage and commercial manufacturing;
●	seek regulatory approvals for any current or future product candidates that successfully complete clinical trials;
●	achieve milestones in accordance with our license agreements;
●	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any current or future product candidates for which we may obtain marketing approval;
●	hire additional clinical, quality control and scientific personnel;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	obtain, maintain, expand and protect our intellectual property portfolio; and

●	acquire additional product candidates.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

●	the scope, progress, results and costs of researching and developing our current or future product candidates, and conducting preclinical and clinical trials;
●	the costs, timing and outcome of regulatory review of our current or future product candidates;
●	the costs, timing and ability to manufacture our current or future product candidates to supply our preclinical development efforts and our clinical trials;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our current or future product candidates for which we receive marketing approval;
●	the costs of manufacturing commercial-grade products and necessary inventory to support commercial launch;
●	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;
●	the revenue, if any, received from commercial sale of our products, should any of our current or future product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, expanding and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain collaborations on favorable terms, if at all; and
●	the extent to which we acquire or in-license other product candidates and technologies.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented: (in thousands)

	For the three months ended March 31
	2023	2022
Net cash used in operating activities	$(4,777)	$(3,076)
Net cash used in investing activities	—	—
Net cash provided by financing activities	252	14,027

Operating Activities

During the three months ended March 31, 2023, $4.8 million of cash was used in operating activities. This was primarily attributable to our net loss of $4.0 million, partially offset by non-cash charges of $1.4 million. The change in our operating assets and liabilities was primarily due to $0.7 million payment of employee compensation and benefits, $0.5 million payment for our director and officer insurance of deferred offering costs, and $0.5 million payments related to public company operations.

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

Financing activities

During the three months ended March 31, 2023, net cash provided by financing activities was $0.3 million, consisting primarily of $0.7 million proceeds from the exercise of warrants associated with our IPO and private placement, offset by $0.4 million of deferred offering costs paid.

During the three months ended March 31, 2022, net cash provided by financing activities was $14.0 million (gross proceeds $16.0 million), consisting primarily of proceeds from the sale of our common stock, offset by $2.0 million of commission and deferred offering costs paid.

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

Pursuant to the NXP800 License Agreement, we are required to make payments to the ICR for certain development and regulatory milestones. As of March 31, 2023, we were obligated to pay up to $22.0 million in milestone payments to the ICR related to pre-approval milestones, up to $178 million (in addition to the $22.0 million) in regulatory and commercial sales milestones, and mid-single digit to 10% royalties on a tiered basis on net sales, unless development ceases. Additionally, the Company originally agreed to provide the ICR with up to an additional $0.5 million in research and development. On March 31, 2022, the Company and ICR agreed to research and development support of an additional $0.4 million ($0.9 million total).

Pursuant to the NXP900 License Agreement, we are required to make payments to the UoE for certain development and regulatory milestones. As of March 31, 2023, we were obligated to make up to $45.5 million in milestone payments to the UoE related to pre-approval milestones, including $0.5 million on the first anniversary of the agreement which we accrued for as of March 31, 2023, up to $279.6 million in regulatory and commercial sales milestones, mid-single digit to 8% royalties on a tiered basis on net sales and 2.5%

of the gross amount of each of our future fund raising up to a cumulative total of $3.0 million, unless development ceases. Additionally, we will provide UoE with up to an additional $754,000 in research and development support.

We do not currently have any long-term leases. We rent our office space in Fort Lee, New Jersey, based on a one-year agreement signed on May 1, 2023.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of condensed financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no significant changes to our critical accounting policies and estimates as compared to those described in “Note 2 – Summary of Significant Accounting Policies” to our audited financial statements set forth in our Annual Report on Form 10-K filed with the SEC on March 8, 2023.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2023, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in and Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

On August 24, 2022, our registration statement on Form S-1 (File No. 333-266857), which was filed on August 15, 2022, was declared effective by the SEC. Pursuant to such registration statement, we sold an aggregate of 1,015,598 shares of our common stock at a price of $8.25, and 909,091 of pre-funded warrants to purchase one share of common stock at $8.25 per share for aggregate net cash proceeds of approximately $14.3 million, which amount is net of $1.4 million in placement agent fees, and $0.3 million of other expenses incurred in connection with the offering. We closed the private placement on July 29, 2022. In this offering, we also issued to the investors who participated in the offering preferred investment options to purchase up to an aggregate of 1,924,689 shares of common stock, at an exercise price of $9.65 per share with a term of three and one-half years from the date of issuance.

We intend to use the net proceeds of these offerings to fund the Phase 1/2 development of NXP800, the preclinical and clinical development of NXP800 and NXP900, to continue development and sponsored research related to our current product candidates or any future product candidate, hiring of additional personnel, capital expenditures, costs of operating as a public company and other general corporate purposes.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectuses filed with the SEC on February 8, 2022 and August 15, 2022, respectively, pursuant to Rule 424(b) under the Securities Act. We invested the funds received in an interest-bearing money market account.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of Indenture, filed as exhibit 4.6 to the Form S-3 filed on March 17, 2023 and incorporated herein by reference.
10.1

At the Market Offering Agreement between Nuvectis Pharma, Inc. and H.C. Wainwright & Co., LLC dated March 17, 2023, filed as exhibit 1.2 to the Form S-3 filed on March 17, 2023 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2023.
31.2	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2023.
32.1	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2023.
32.2	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2023.
101

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 10th day of May 2023.

Nuvectis Pharma, Inc.

By:	/s/ Ron Bentsur
	Name:	Ron Bentsur
	Title:	Chairman, Chief Executive Officer and President

By:	/s/ Michael J Carson
	Name:	Michael J Carson
	Title:	Vice President of Finance (Principal Financial and Accounting Officer)