Form 10-Q
period 2023-06-30
Nuvectis Pharma, Inc.
filed 2023-08-09
CIK 1875558

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 04, 2023
Common Stock, $0.00001 par value	17,231,337

NUVECTIS PHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVECTIS PHARMA, INC.

CONDENSED BALANCE SHEETS

(USD in thousands, except per share and share amounts)

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
CURRENT ASSETS:
Cash and cash equivalents	$24,600	$19,993
Other current assets	341	412
TOTAL CURRENT ASSETS	24,941	20,405

TOTAL ASSETS	$24,941	$20,405

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES
Accounts payables	$1,803	$2,910
Payable offering costs	399	450
Accrued liabilities	571	445
Employee compensation and benefits	1,836	2,381
TOTAL CURRENT LIABILITIES	4,609	6,186
TOTAL LIABILITIES	4,609	6,186

COMMITMENTS AND CONTINGENCIES, see Note 3

STOCKHOLDERS’ EQUITY: see Note 4

Common Stock, $0.00001 par value – 60,000,000 shares authorized as of June 30, 2023, and December 31, 2022, 17,221,113, and 15,190,720 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively

	*	*
Additional paid in capital	62,074	46,204
Accumulated deficit	(41,742)	(31,985)
TOTAL STOCKHOLDERS’ EQUITY	20,332	14,219
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,941	$20,405

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
OPERATING EXPENSES:
Research and development	$4,262	$2,505	$6,629	$4,310
General and administrative	1,510	1,068	3,244	2,208

OPERATING LOSS	(5,772)	(3,573)	(9,873)	(6,518)
Finance income	64	4	116	6

NET LOSS	$(5,708)	$(3,569)	$(9,757)	$(6,512)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,708)	$(3,569)	$(9,757)	$(6,512)
BASIC AND DILUTED NET LOSS PER COMMON STOCK OUTSTANDING, see Note 6	$(0.38)	$(0.28)	$(0.65)	$(0.59)
Basic and diluted weighted average number of common stock outstanding	15,178,035	12,717,794	14,951,881	10,984,297

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

					Notes
	Redeemable Convertible				received
	Preferred Stock		Common Stock		from	Additional		Total
	$0.00001 Par Value		$0.00001 Par Value		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	stock	Capital	Deficit	Equity/(Deficit)
BALANCES AT DECEMBER 31, 2021	5,012,280	$15,246	4,505,514	*	*	$ 1,892	$(12,900)	$(11,008)
Conversion of Series A redeemable convertible preferred shares	(5,012,280)	(15,246)	5,012,280	*	—	15,246	—	15,246
Issuance of common stock upon initial public offering, net of offering costs of $2,892			3,200,000	*	—	13,108	—	13,108
Share based payments						156		156
Net loss for the period			—	—	—	—	(2,943)	(2,943)
BALANCES AT MARCH 31, 2022	—	—	12,717,794	*	*	$ 30,402	$(15,843)	$14,559
Share-based payments			—	*	—	510	—	510
Net loss for the period			—	—	—	—	(3,569)	(3,569)
BALANCES AT JUNE 30, 2022	—	$—	12,717,794	*	*	$ 30,912	$(19,412)	$11,500

					Notes
	Redeemable Convertible				received
	Preferred Stock		Common Stock		from	Additional		Total
	$0.00001 Par Value		$0.00001 Par Value		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	stock	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2022	—	$—	15,190,720	*	—	$46,204	$(31,985)	$14,219
Share based payments			—	—	—	1,402	—	1,402
Issuance of restricted stock awards			585,499	—	—	—	—	—
Exercise of preferred investment options			4,000	*	—	39	—	39
Exercise of warrants			105,920	*	—	663	—	663
Net loss for the period			—	—	—	—	(4,049)	(4,049)
BALANCES AT MARCH 31, 2023	—	$—	15,886,139	*	—	$48,308	$(36,034)	$12,274
Share based payments						950		950
Issuance of restricted stock awards			63,000	—	—	—	—	—
Exercise of preferred investment options, net of offering costs of $770			997,091	*	—	8,852	—	8,852
Exercise of warrants			79,104	*	—	816	—	816
Issuance of common stock, net of offering costs of $152 - At-the-market			188,970	*	—	3,110	—	3,110
Exercise of stock options			6,809	*	—	38	—	38
Net loss for the period			—	—	—	—	(5,708)	(5,708)
BALANCES AT JUNE 30, 2023	—	$—	17,221,113	*	—	$62,074	$(41,742)	$20,332

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,757)	$(6,512)
Adjustments to reconcile loss to net cash used in operating activities: Cost of stock-based payments	2,352	666
Changes in operating assets and liabilities:
(Increase)/decrease in other current assets	71	(575)
(Decrease)/increase in accounts payable, accrued compensation and benefits, and accrued liabilities	(1,526)	802
Net cash used in operating activities	$(8,860)	$(5,619)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares - At-the market offering	$3,262	$—
Issuance costs related to At-the-market offering	(152)	—
Proceeds from issuance of common stock upon initial public offering	—	16,000
Issuance costs related to initial public offering	(341)	(2,551)
Proceeds from exercise of warrants/options/preferred investment option	11,178	—
Issuance costs related to the exercise of warrants/preferred investment option	(371)
Issuance costs related to private placement	(109)	—
Net cash provided by financing activities	$13,467	$13,449
INCREASE IN CASH AND CASH EQUIVALENTS	$4,607	$7,830
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$19,993	$5,742
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,600	$13,572

Supplemental noncash disclosure of investing and financing activities:
Unpaid issuance costs related to the private placement	399	—

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

The Company has incurred net operating losses since its inception and had an accumulated deficit of $41.7 million as of June 30, 2023. The Company had cash and cash equivalents of $24.6 million as of June 30, 2023 and has not generated positive cash flows from operations. To date, the Company has been able to fund its operations primarily through the issuance and sale of common stock and redeemable convertible preferred shares, all of which was converted into common stock at the February 2022 initial public offering.

Management believes that its existing cash, and cash equivalents as of June 30, 2023 enable the Company to fund planned operations for at least 12 months following the issuance date of these condensed financial statements.

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

In the opinion of management, the unaudited condensed financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the period ended June 30, 2023 are not necessarily indicative of those expected for the year ending December 31, 2023 or for any future period. The condensed balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2023.

The significant accounting policies adopted and used in the preparation of the financial statements are consistent with those of the previous financial year except as described below.

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

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

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

During the three months and six months ended June 30, 2023 and 2022, there were no transfers between fair value measure levels. Other financial instruments consist mainly of cash and cash equivalents, other current assets, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

d.	Stock Compensation

The Company accounts for employees’, directors’ and service providers’ share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period. The equity awards could come in the form of options, warrants, and restricted stock awards.

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

CRT Pioneer Fund License Agreement

There have been no material changes to the CRT Pioneer Fund License Agreement, as revised on March 31, 2022, (the “License Agreement”) as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

ended December 31, 2022 filed with the Securities and Exchange Commission on March 8, 2023 (see Note 5a in the Notes to the Financial Statements) except noted below.

In connection with the License Agreement described in the annual report, the Company agreed to provide Institute of Cancer Research in London, UK ("ICR”) with up to an additional $865,000 in research and development support to conduct additional scientific research and preclinical testing for certain indications that the Company selects in connection with the NXP800 Program. The Company recognized $0.4 million and $0.4 million in research and development expense during the three months and six months ended June 30, 2023.  The Company expects to expense the remaining $0.2 million related to this research and development support in the third quarter 2023.

Any potential milestone or royalty payment amounts have not been accrued as of June 30, 2023 and December 31, 2022 due to the uncertainty related to the achievement of these events or milestones.

University of Edinburgh License Agreement

There have been no material changes to the University of Edinburgh (“UoE”) License Agreement as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on March 8, 2023 (see Note 5a in the Notes to the Financial Statements).

Any potential future research support, milestone or royalty payment amounts have not been accrued as of June 30, 2023 and December 31, 2022 due to the uncertainty related to the achievement of these events, milestones or commitments to additional research.

b.	Related Party Transactions

As for related party transactions, see Note 7.

c.	Contingencies

As of June 30, 2023, and as of December 31, 2022, there are no contingent liabilities, therefore, no provision was made.

NOTE 4 – STOCKHOLDERS’ EQUITY:

a.	Private Placement in Public Entity

On July 29, 2022, the Company closed a private placement offering (the “July 2022 Private Placement”), pursuant to the terms and conditions of a Securities Purchase Agreement (the “Agreement”), dated July 27, 2022. In connection with the July Private Placement, the Company issued 1,015,598 shares of common stock (the “Shares”), pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 909,091 shares of common stock and preferred investment options (the “Preferred Investment Options”) to purchase up to an aggregate of 1,924,689 shares of common stock. The Company agreed to pay the placement agent fee and management fee equal to 7.0% and 1.0%, respectively, of the aggregate gross proceeds from the July Private Placement including the exercise of the Preferred Investment Options. The Preferred Investment Options became exercisable on January 23, 2023 and are exercisable through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the Agreement. 1,001,091 Preferred Investment Options were exercised for $8.9 million, net of fees, as of June 30, 2023. In addition, as part of the July 2022 Private Placement, the Company issued warrants to the placement agent to purchase up to 115,481 shares of common stock. The placement agent warrants are in substantially the same form as

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

the Preferred Investment Options, except that the exercise price is $10.31. 79,104 placement agent warrants were exercised for which the Company has received $0.8 million as of June 30, 2023.

NOTE 5 – SHARE BASED PAYMENTS:

a.	Share Based Payments

In January 2023, the Company granted 43,500 options with an exercise price of $7.51 per share, to a service provider, which will become exercisable between January 19, 2023, and January 18, 2025, into common stock based on the achievement of service condition, market condition or performance condition. As of June 30, 2023, 21,000 options were exercisable. Service condition options totaled 22,500, had an estimated value based on Black-Scholes of approximately $74,000 and were not exercisable as of June 30, 2023.  Performance condition options totaled 12,000, had an estimated value based on Black-Scholes of approximately $39,000 and were exercisable as of June 30, 2023.  Market condition options totaling 9,000 options have a market condition which was achieved by June 30, 2023, and an estimated value of $20,000 based on a Monte Carlo model. 2,792 options have been exercised as of June 30, 2023. The fair value of options was evaluated at the grant date using a Black-Scholes Option Pricing Model for various possible scenarios.

The following table summarizes assumptions used for the Black-Scholes model at the grant date:

Risk-free interest rate	4.09%
Common stock price	$7.51
Expected dividend yield	—
Expected term (in years)	2
Expected volatility	75%

In February 2022, the Company granted to the underwriter of the IPO, 128,000 fully vested warrants upon the IPO, exercisable into common stock with an exercise price of $6.25 per share for 5 years after the grant date. The 128,000 fully vested warrants have an estimated value (based on Black-Scholes model) of approximately $458,000 and were recognized as a reduction from gross proceeds of the IPO. IPO warrants totaling 105,920 were exercised for $0.7 million as of June 30, 2023.

b.	2021 Global Equity Incentive Plan (“Incentive Plan”)

The following table summarizes the Company’s stock option activity in the Incentive Plan for the six months ended June 30, 2023:

			Weighted
	Number of	Weighted average	average	Aggregated
	shares under	Exercise price per	remaining	Intrinsic value
	option	Option	Life	(in thousands)
Balance, December 31, 2022	311,590	4.20	8.79	1,042
Granted	43,500	7.51
Exercised	(6,809)	5.91
Forfeited	—	—
Outstanding – June 30, 2023	348,281	4.59	8.45	3,993
Exercisable – June 30, 2023	127,023	4.52	8.44
Expected to vest – June 30, 2023	348,281	4.59	8.45	3,993

As of June 30, 2023, there was $0.4 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 1.67 years.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

Restricted Stock Awards

Restricted stock awards (“RSAs”) have been granted to employees. The value of an RSA award is based on the Company’s stock price on the date of grant. The Company granted RSAs pursuant to the Incentive Plan.

The following table summarizes the Company’s RSA activity for the six months ended June 30, 2023, as described above from the Incentive Plan:

		Weighted	Weighted average	Aggregated
	Number of	average grant	contractual term	Intrinsic value
	shares	date fair value	(in years)	(in thousands)
Balance, December 31, 2022	338,807	7.15	2.22	2,541
Granted	648,499	8.58
Vested	(38,250)	9.62
Outstanding – June 30, 2023	949,056	8.07	2.38	15,156
Expected to vest – June 30, 2023	949,056	8.07	2.38	15,156

Common Stock, $0.00001 par value – 60,000,000 shares authorized as of June 30, 2023, and December 31, 2022, 17,221,113, and 15,190,720 includes 949,056 and 338,807 of unvested Restricted Stock Awards (“RSA”) as of June 30, 2023, and December 31, 2022, respectively.

As of June 30, 2023, there was $4.8 million of total unrecognized compensation cost related to RSAs expected to be recognized over a weighted average period of 2.38 years.

For the six months ended June 30, 2023, the Company issued 210,000 RSAs to Mr. Ron Bentsur and 115,000 RSAs to each Dr. Enrique Poradosu and Mr. Shay Shemesh along with 18,000 RSAs issued to its independent directors. These RSAs vest over three years with 1/3 vesting on each anniversary of the date of the grant.

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

Share Compensation Expense

For the three months ended June 30, 2023, the Company recognized expenses of $0.4 million as part of general and administrative expenses and $0.6 million as part of research and development expenses. For the three months ended June 30, 2022, the Company recognized expenses of $0.2 million as part of general and administrative expenses and $0.3 million as part of research and development expenses.

For the six months ended June 30, 2023, the Company recognized expenses of $1.1 million as part of general and administrative expenses and $1.3 million as part of research and development expenses. For the six months ended June 30, 2022, the Company recognized expenses of $0.3 million as part of general and administrative expenses and $0.4 million as part of research and development expenses.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

NOTE 6 – NET LOSS PER SHARE:

a.	Basic

Basic net loss per share is calculated by dividing the net loss attributable to the Company’s stockholders by the weighted average number of common stock outstanding.

	For the three months	For the three months	For the six ended	For the six ended
	ended June 30, 2023	ended June 30, 2022	ended June 30, 2023	ended June 30, 2022

	in thousand U.S. dollars except per share and share amounts
Loss attributable to common stockholders	$(5,708)	$(3,569)	$(9,757)	$(6,512)
Basic and diluted net loss per common share	(0.38)	(0.28)	(0.65)	(0.59)
Weighted average of common share outstanding	15,178,035	12,717,794	14,951,881	10,984,297

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of shares of common stock in issue during the year.

	For the three months	For the six ended
	ended June 30, 2023	ended June 30, 2023

Weighted average of common stock	16,320,648	15,477,018
Unvested RSAs	(1,142,613)	(525,137)
Weighted average of common share outstanding	15,178,035	14,951,881

b.	Diluted

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive for the years presented:

	June 30,
	2023	2022
Common stock issuable in relation to:
Warrants	159,870	228,893
Options	348,281	296,590
Unvested RSAs *	1,142,613	525,137

*	includes 193,557 of RSAs granted outside of the Incentive Plan

NOTE 7 – RELATED PARTY TRANSACTIONS:

a.	None

NOTE 8 – SUBSEQUENT EVENTS:

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

NXP800 (Integrated Stress Response Activator)

We have licensed exclusive world-wide development and commercial rights to NXP800, a novel Integrated Stress Response (“ISR”) pathway inhibitor, which was discovered at the Institute of Cancer Research (“ICR”) in London, England.

NXP800 is an oral, small molecule discovered in a phenotypic screen for inhibitors of the heat shock factor 1 stress response. In a panel of human carcinoma cell lines NXP800 induced the of genes associated with activation of the integrated ISR via activation of the general control non-derepessible 2 ("GCN2”) kinase. Consistent with activation of the ISR, NXP800 increased the expression of the following downstream ISR markers/effectors activating transcription factor 4 (“ATF4”), ChaC glutathione specific gamma-glutamylcyclotransferase 1 (“CHAC1”) and C/EBP homologous protein (“CHOP”) both in human ovarian cells in vitro and corresponding tumor xenograft models in vivo.

NXP800 acts on cancer cells to stimulate the GCN2 kinase, which activates the ISR pathway, leading to inhibition of cap-dependent protein translation, including heat shock factor 1 (“HSF1”) regulated proteins. In preclinical studies, treatment with NXP800 inhibited tumor growth in xenografts models of human ovarian and gastric cancers, in which, a genetic mutation in the AT-rich interactive domain-containing protein 1A (“ARID1a”) gene was present, potentially rendering ARID1a a biomarker for treatment sensitivity. Based on this work, we have begun to clinically investigate NXP800 in platinum-resistant ARID1a-mutated ovarian carcinoma, a type of cancer which is primarily comprised of two histologies, Ovarian Clear Cell Carcinoma (“OCCC”) and ovarian endometrioid carcinoma (“OEC”), and to investigate the utility of ARID1a deficiency as a patient selection marker in additional tumor types. The genetic screening for the ARID1a mutation is performed using commercially available next generation sequencing-based in vitro diagnostic test, which is routinely utilized in the clinic for cancer patients.

The Phase 1 study was initiated in December 2021 and is comprised of two parts: dose-escalation (Phase 1a), followed by an expansion phase (Phase 1b). In the Phase 1a, the safety and tolerability of NXP800 was evaluated in patients with advanced solid tumors to identify a dose and dosing schedule for Phase 1b. The Phase 1b portion of the study, which was initiated in April 2023, will evaluate the safety and preliminary anti-tumor activity of NXP800 in patients with platinum-resistant, ARID1a-mutated ovarian carcinoma. Additional studies to evaluate the safety and preliminary anti-tumor activity of NXP800 in additional tumor types are planned.

In June 2022, the Investigational New Drug Application (“IND”) for NXP800, which was previously submitted to the U.S. Food and Drug Administration (the “FDA”), was cleared, which included the Phase 1 clinical trial protocol. Preclinical studies were conducted and additional preclinical studies are being conducted to identify development opportunities for NXP800 in additional solid tumor types. In December 2022, we announced that the FDA granted Fast Track Designation status to the development program of NXP800 for the treatment of platinum-resistant, ARID1a-mutated ovarian carcinoma.

NXP900 (SRC/YES1 Kinase Inhibitor)

NXP900 is a SRC Family Kinase (“SFK”) inhibitor that potently inhibits the proto-oncogenes c-Src (“SRC”) and YES1 kinases. NXP900 was discovered at the University of Edinburgh, Scotland. SRC is aberrantly activated in many cancer types, including solid tumors such as breast, colon, prostate, pancreatic and ovarian, while remaining predominantly inactive in non-cancerous cells. Increased SRC activity is generally associated with late-stage cancers, metastatic potential and resistance to therapy, and correlates with poor clinical prognosis. YES1 gene amplification has been reported to be implicated in several tumors including lung, head and neck, bladder and esophageal cancers. In addition, YES1 directly phosphorylates and activates the Yes-associated protein (“YAP1”), the main effector of the Hippo pathway, which has been identified as a promoter of drug resistance, cancer progression, and metastasis in several cancer types, including squamous cell, mesothelioma and papillary kidney cancers.

In vivo, treatment with NXP900 inhibited primary and metastatic tumor growth in xenograft models of breast, cervical, esophageal, head and neck and medulloblastoma cancers, and demonstrated on-target pharmacodynamic effects. Furthermore, it has been found that YES1 gene amplification is a key mechanism of resistance to Epidermal Growth Factor Receptor (“EGFR”) or (Human Epidermal Growth Factor Receptor 2 and anaplastic lymphoma kinase inhibitors. A peer reviewed study published in Nature Communication (not sponsored by the Company) published in April 2022 demonstrated that NXP900 was able to re-sensitize resistant non-small cell lung cancer (“NSCLC”) cells to osimertinib (active ingredient in Tagrisso®), the leading EFGR inhibitor used for the treatment of EGFR mutation-positive NSCLC, when used in combination with osimertinib.

In May 2023, the U.S. Food and Drug Administration (“FDA”) cleared the Company's Investigational New Drug Application (“IND”) for NXP900, which includes the Phase 1 clinical trial protocol.

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

Results of Operations

From our inception on July 27, 2020, through June 30, 2023, we did not generate any revenue. Our main activities through June 30, 2023, have been organizational and capital raising activities, the completion of the in-license agreements for our two drug candidates, NXP800 and NXP900, our Clinical Trial Application by the Medicines and Healthcare Regulatory Agency, preparation for the Phase 1a and Phase 1b clinical trials for NXP800, which commenced in December 2021 and April 2023, respectively, and beginning our IND-enabling studies, which commenced in late 2021, along with preparation for the Phase 1a clinical trial for NXP900, which received FDA clearance in May 2023. Additionally, we completed our initial public offering in February 2022, a private placement offering in July 2022 and a shelf registration in March 2023.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel-related costs, including stock-based compensation, for our personnel in executive, finance and accounting, and other administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees paid for accounting, auditing, consulting, and tax services; insurance costs; investor relations activities; travel expenses; and facility costs not otherwise included in research and development expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development activities.

The following table summarizes our results of operations expenses for the three months ended June 30, 2023 and 2022: (in thousands)

	Three Months Ended June 30
	2023	2022	Change
OPERATING EXPENSES:
Research and Development	$4,262	$2,505	$1,757
General and Administrative	1,510	1,068	442

OPERATING LOSS	(5,772)	(3,573)	(2,199)
Finance Income	64	4	60

NET LOSS	$(5,708)	$(3,569)	$(2,139)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022: (in thousands)

	For the three months ended June 30		Increase/
	2023	2022	(Decrease)
Clinical Expenses	$1,249	$1,144	$105
Employee Compensation and Benefits	1,243	844	399
Manufacturing	1,246	473	773
License Fee	501	—	501
Professional services and other	23	44	(21)
Total research and development expenses	$4,262	$2,505	$1,757

Research and development expenses increased by $1.8 million, or 70% during the three months ended June 30, 2023, compared to the same period in 2022. The increase in research and development expense during the three months ended June 30, 2023, was primarily driven by $0.5 million in one-time licensing fees for NXP900, $0.8 million increase in manufacturing related costs due to the manufacture of NXP800 for the ongoing and planned Phase 1 clinical programs for NXP900, $0.4 million increase in employee compensation including $0.2 million increase related to employee stock compensation, and $0.1 million increase in clinical trial expenses.

The following table summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022: (in thousands)

	For the three months ended June 30		Increase/
	2023	2022	(Decrease)
Professional and consulting services	$591	$319	$272
Employee Compensation and Benefits	487	281	206
Insurance and Other	432	468	(36)
Total general and administrative expenses	$1,510	$1,068	$442

General and administrative expenses increased by $0.4 million, or 41%, during the three months ended June 30, 2023, compared to the same period in 2022. The increase in general and administrative expense during the three months ended June 30, 2023, was primarily driven by the $0.3 million increase in professional and consulting services related to public company related expenses and $0.2 million related to employee compensation and benefits related to the increase in employee stock-based compensation.

As a result of the foregoing, our loss from operations for the three months ended June 30, 2023, increased $2.1 million or 60%, compared to the same period in 2022.

The following table summarizes our results of operations expenses for the six months ended June 30, 2023 and 2022: (in thousands)

	Six Months Ended June 30
	2023	2022	Change
OPERATING EXPENSES:
Research and Development	$6,629	$4,310	$2,319
General and Administrative	3,244	2,208	1,036

OPERATING LOSS	(9,873)	(6,518)	(3,355)
Finance Income	116	6	110

NET LOSS	$(9,757)	$(6,512)	$(3,245)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022: (in thousands)

	For the six months ended June 30		Increase/
	2023	2022	(Decrease)
Employee Compensation and Benefits	$2,586	$1,311	1,275
Clinical Expenses	1,876	1,588	288
Manufacturing	1,600	757	843
License Fee	501	400	101
Professional services and other	66	254	(188)
Total research and development expenses	$6,629	$4,310	$2,319

Research and development expenses increased by $2.3 million, during the six months ended June 30, 2023 compared to the same period in 2022.  The increase in research and development expense during the six months ended June 30, 2023 was primarily driven by a $1.3 million increase in employee compensation and benefits including $0.9 million increase in stock based compensation, $0.8 million increase in manufacturing related costs due to the manufacture of NXP800 for the ongoing and planned clinical trials and of NXP900 for the upcoming phase 1 clinical trial, $0.1 million related to one-time licensing fee expenses for NXP900 partially offset by payments in the same period in 2022 and $0.3 million in clinical expenses paid out in connection with our product candidates NXP800 and NXP900, partially offset by a $0.2 million in professional services and other expenses associated with our drug product programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2023 and 2022: (in thousands)

	For the six months ended June 30		Increase/
	2023	2022	(Decrease)
Professional and consulting services	$1,441	$1,002	$439
Employee Compensation and Benefits	995	460	535
Insurance and Other	808	746	62
Total general and administrative expenses	$3,244	$2,208	$1,036

General and administrative expenses increased by $1.0 million, during the six months ended June 30, 2023 compared to the same period in 2022. The increase in general and administrative expenses for the six months ended June 30, 2023, was primarily driven by $0.5 million in employee compensation including $0.5 million increase in stock compensation expense, an increase of $0.4 million in professional and consulting fees paid to third-party providers including $0.4 million in increase stock compensation expense and $0.1 million in insurance and other due to public company expenses.

As a result of the foregoing, our loss from operations for the six months ended June 30, 2023, increased $3.2 million, compared to the same period in 2022 primarily driven by employee compensation and benefits, clinical trial expenses, and manufacturing expenses.

Liquidity and Capital Resources

As of June 30, 2023, we had $24.6 million of cash and cash equivalents. For the three months ended June 30, 2023, and 2022, we had net losses of $5.7 million and $3.6 million, respectively. For the six months ended June 30, 2023, and 2022, we had net losses of $9.8 million and $6.5 million, respectively. As of June 30, 2023, we had an accumulated deficit of $41.7 million.

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

In addition, on July 29, 2022, we completed the July 2022 Private Placement in which we received gross proceeds of $15.9 million before deducting fees and expenses (for net proceeds of $14.2 million) excluding payments required by our license agreements. As part of this transaction, we issued Preferred Investment Options which became exercisable on January 23, 2023, and are exercisable through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the securities purchase agreement. For the six months ended June 30, 2023, 1,001,091 Preferred Investment Options were exercised, and $8.9 million, net of fees, was received as of June 30, 2023. In addition, as part of the July 2022 Private Placement, the Company issued warrants to the placement agent to purchase up to 115,481 shares of common stock. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31.For the three months ended June 30, 2023, 79,104 placement agent warrants were exercised, and $0.8 million, net of fees, was received.

On March 17, 2023, we filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $150.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with H. C. Wainwright & Co. (the “Sales Agent”), pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $40.0 million under an at-the-market offering program (the “ATM”), which is included in the $150.0 million of securities that may be offered pursuant to the Registration Statement. Pursuant to the ATM, we will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares of our common stock under the ATM. As of June 30, 2023, we have sold 188,970 shares of our common stock and received $3.1 million in net proceeds under the ATM.

We believe that the proceeds from our IPO, private placement and ATM will enable us to fund our operating expenses and capital expenditures through at least the next 12 months from the issuance of our financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future viability in the long term is dependent on our ability to raise additional capital to finance our operations.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

●	the scope, progress and costs of researching and developing our current or future product candidates, including the timing and safety, tolerability and efficacy results from our preclinical and clinical trials;
●	the costs, timing and outcome of regulatory review of our current or future product candidates;
●	the costs, timing and ability to manufacture our current or future product candidates to supply our preclinical development efforts and our clinical trials;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our current or future product candidates for which we receive marketing approval;
●	the costs of manufacturing commercial-grade products and necessary inventory to support commercial launch;
●	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;
●	the revenue, if any, received from commercial sale of our products, should any of our current or future product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, expanding and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain collaborations on favorable terms, if at all; and
●	the extent to which we acquire or in-license other product candidates and technologies.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented: (in thousands)

	For the six months ended June 30
	2023	2022
Net cash used in operating activities	$(8,860)	$(5,619)
Net cash used in investing activities	—	—
Net cash provided by financing activities	13,467	13,449

Operating Activities

During the six months ended June 30, 2023, $8.9 million of cash was used in operating activities. This was primarily attributable to our net loss of $9.8 million, partially offset by non-cash charges of $2.4 million. The change in our operating assets and liabilities was primarily due to $0.7 million payment of employee compensation and benefits, $0.5 million payment for our director and officer insurance of deferred offering costs, and $0.5 million payments related to public company operations.

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

Financing activities

During the six months ended June 30, 2023, net cash provided by financing activities was $13.5 million, consisting primarily of $10.7 million net proceeds from the exercise of warrants associated with our IPO and private placement along with $3.1 million net proceeds from the sale of common stock through the ATM, offset by $0.4 million of deferred offering costs paid.

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

Pursuant to the NXP800 License Agreement, we are required to make payments to the ICR for certain development and regulatory milestones. As of June, 2023, we were obligated to pay up to $22.0 million in milestone payments to the ICR related to pre-approval milestones, up to $178 million (in addition to the $22.0 million) in regulatory and commercial sales milestones, and mid-single digit to 10% royalties on a tiered basis on net sales, unless development ceases. Additionally, the Company originally agreed to provide the ICR with up to an additional $0.5 million in research and development. On March 31, 2022, the Company and ICR agreed to research and development support of an additional $0.4 million ($0.9 million total).

Pursuant to the NXP900 License Agreement, we are required to make payments to the UoE for certain development and regulatory milestones. As of June 30, 2023, we were obligated to make up to $45.5 million in milestone payments to the UoE related to pre-approval milestones, including $0.5 million on the first anniversary of the agreement which we paid as of June 30, 2023, up to $279.6 million in regulatory and commercial sales milestones, mid-single digit to 8% royalties on a tiered basis on net sales and 2.5% of the gross amount of each of our future fund raising up to a cumulative total of $3.0 million, unless development ceases. Additionally, we will provide UoE with up to an additional $754,000 in research and development support.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. generally accepted accounting principles. The preparation of condensed financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

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

As of June 30, 2023, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in and Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to use the net proceeds of these offerings to fund the Phase 1 development of NXP800 and NXP900, to continue development and sponsored research related to our current product candidates or any future product candidate, hiring of additional personnel, capital expenditures, costs of operating as a public company and other general corporate purposes.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectuses filed with the SEC on February 8, 2022 and August 15, 2022, respectively, pursuant to Rule 424(b) under the Securities Act. We invested the funds received in an interest-bearing money market account.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2023.
31.2*	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2023.
32.1**	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2023.
32.2**	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2023.
101*

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 9th day of August 2023.

Nuvectis Pharma, Inc.

By:	/s/ Ron Bentsur
	Name:	Ron Bentsur
	Title:	Chairman, Chief Executive Officer and President

By:	/s/ Michael J Carson
	Name:	Michael J Carson
	Title:	Vice President of Finance (Principal Financial and Accounting Officer)