Form 10-Q
period 2023-09-30
Nuvectis Pharma, Inc.
filed 2023-11-08
CIK 1875558

Table of Contents

315603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 07, 2023
Common Stock, $0.00001 par value	17,326,594

NUVECTIS PHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVECTIS PHARMA, INC.

CONDENSED BALANCE SHEETS

(USD in thousands, except per share and share amounts)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
CURRENT ASSETS:
Cash and cash equivalents	$22,059	$19,993
Other current assets	203	412
TOTAL CURRENT ASSETS	22,262	20,405

TOTAL ASSETS	$22,262	$20,405

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES
Accounts payables	$3,492	$2,910
Payable offering costs	—	450
Accrued liabilities	158	445
Employee compensation and benefits	1,926	2,381
TOTAL CURRENT LIABILITIES	5,576	6,186
TOTAL LIABILITIES	5,576	6,186

COMMITMENTS AND CONTINGENCIES, see Note 3

STOCKHOLDERS’ EQUITY: see Note 4

Common Stock, $0.00001 par value – 60,000,000 shares authorized as of September 30, 2023, and December 31, 2022, 17,309,911, and 15,190,720 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively

	*	*
Additional paid in capital	64,309	46,204
Accumulated deficit	(47,623)	(31,985)
TOTAL STOCKHOLDERS’ EQUITY	16,686	14,219
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,262	$20,405

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
OPERATING EXPENSES:
Research and development	$4,486	$4,520	$11,115	$8,830
General and administrative	1,672	1,418	4,916	3,626

OPERATING LOSS	(6,158)	(5,938)	(16,031)	(12,456)
Finance income	277	61	393	67

NET LOSS	$(5,881)	$(5,877)	$(15,638)	$(12,389)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,881)	$(5,877)	$(15,638)	$(12,389)
BASIC AND DILUTED NET LOSS PER COMMON STOCK OUTSTANDING, see Note 6	$(0.37)	$(0.42)	$(1.02)	$(1.03)
Basic and diluted weighted average number of common stock outstanding	16,104,446	14,050,271	15,341,685	11,988,770

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

					Notes
	Redeemable Convertible				received
	Preferred Stock		Common Stock		from	Additional		Total
	$0.00001 Par Value		$0.00001 Par Value		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	stock	Capital	Deficit	Equity/(Deficit)
BALANCES AT DECEMBER 31, 2021	5,012,280	$15,246	4,505,514	*	*	$ 1,892	$(12,900)	$(11,008)
Conversion of Series A redeemable convertible preferred shares	(5,012,280)	(15,246)	5,012,280	*	—	15,246	—	15,246
Issuance of common stock upon initial public offering, net of offering costs of $2,892			3,200,000	*	—	13,108	—	13,108
Share based payments						156		156
Net loss for the period			—	—	—	—	(2,943)	(2,943)
BALANCES AT MARCH 31, 2022	—	—	12,717,794	*	*	$ 30,402	$(15,843)	$14,559
Share-based payments			—	*	—	510	—	510
Net loss for the period			—	—	—	—	(3,569)	(3,569)
BALANCES AT JUNE 30, 2022	—	$—	12,717,794	*	*	$ 30,912	$(19,412)	$11,500
Issuance of common stock, unexercised prefunded warrants and warrants in private placement, net of offering costs of $1,687			1,214,689	*		14,192
Exercise of prefunded warrants			710,000	*		—	—	—
Share based payments			—	*	—	559	—	559
Net loss for the period			—	—	—	—	(5,877)	(5,877)
BALANCES AT SEPTEMBER 30, 2022	—	$-	14,642,483	*	*	$ 45,663	$(25,289)	$20,374

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

					Notes
	Redeemable Convertible				received
	Preferred Stock		Common Stock		from	Additional		Total
	$0.00001 Par Value		$0.00001 Par Value		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	stock	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2022	—	$—	15,190,720	*	—	$46,204	$(31,985)	$14,219
Share based payments			—	—	—	1,402	—	1,402
Issuance of restricted stock awards			585,499	—	—	—	—	—
Exercise of preferred investment options			4,000	*	—	39	—	39
Exercise of warrants			105,920	*	—	663	—	663
Net loss for the period			—	—	—	—	(4,049)	(4,049)
BALANCES AT MARCH 31, 2023	—	$—	15,886,139	*	—	$48,308	$(36,034)	$12,274
Share based payments						950		950
Issuance of restricted stock awards			63,000	—	—	—	—	—
Exercise of preferred investment options, net of offering costs of $770			997,091	*	—	8,852	—	8,852
Exercise of warrants			79,104	*	—	816	—	816
Issuance of common stock, net of offering costs of $152 - At-the-market			188,970	*	—	3,110	—	3,110
Exercise of stock options			6,809	*	—	38	—	38
Net loss for the period			—	—	—	—	(5,708)	(5,708)
BALANCES AT JUNE 30, 2023	—	$—	17,221,113	*	—	$62,074	$(41,742)	$20,332
Share based payments			—	*		1,134		1,134
Issuance of restricted stock awards			15,000	*	—	—	—	—
Issuance of common stock, net of offering costs of $39 - At-the-market			73,798	*	—	1,101	—	1,101
Net loss for the period			—	—	—	—	(5,881)	(5,881)
BALANCES AT SEPTEMBER 30, 2023	—	—	17,309,911	*	—	$64,309	$(47,623)	$16,686

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,638)	$(12,389)
Adjustments to reconcile loss to net cash used in operating activities: Cost of stock-based payments	3,485	1,225
Changes in operating assets and liabilities:
(Increase)/decrease in other current assets	209	(1,135)
(Decrease)/increase in accounts payable, accrued compensation and benefits, and accrued liabilities	(160)	2,256
Net cash used in operating activities	$(12,104)	$(10,043)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares - At-the market offering	$4,388	$—
Issuance costs related to At-the-market offering	(190)	—
Proceeds from issuance of common stock upon initial public offering	—	16,000
Issuance costs related to initial public offering	(341)	(2,551)
Proceeds from issuance of common stock and pre-funded warrants in private placement		15,879
Proceeds from exercise of warrants/options/preferred investment option	11,192	—
Issuance costs related to the exercise of warrants/preferred investment option	(371)	—
Issuance costs related to private placement	(508)	(1,387)
Net cash provided by financing activities	$14,170	$27,941
INCREASE IN CASH AND CASH EQUIVALENTS	$2,066	$17,898
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$19,993	$5,742
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,059	$23,640

Supplemental noncash disclosure of investing and financing activities:
Unpaid issuance costs related to the private placement	—	300

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

The Company has incurred net operating losses since its inception and had an accumulated deficit of $47.6 million as of September 30, 2023. The Company had cash and cash equivalents of $22.1 million as of September 30, 2023 and has not generated positive cash flows from operations. To date, the Company has been able to fund its operations primarily through the issuance and sale of common stock and redeemable convertible preferred shares, all of which was converted into common stock at the February 2022 initial public offering.

Management believes that its existing cash, and cash equivalents as of September 30, 2023 enable the Company to fund planned operations for at least 12 months following the issuance date of these condensed financial statements.

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

In the opinion of management, the unaudited condensed financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the period ended September 30, 2023 are not necessarily indicative of those expected for the year ending December 31, 2023 or for any future period. The condensed balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2023.

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

During the three months and nine months ended September 30, 2023 and 2022, there were no transfers between fair value measure levels. Other financial instruments consist mainly of cash and cash equivalents, other current assets, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

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

In connection with the License Agreement described in the annual report, the Company agreed to provide Institute of Cancer Research in London, UK ("ICR”) with up to an additional $865,000 in research and development support to conduct additional scientific research and preclinical testing for certain indications that the Company selects in connection with the NXP800 Program. The Company recognized zero and $0.4 million in research and development expense during the three months and nine months ended September 30, 2023, respectively.  The Company expects to expense the remaining $0.2 million related to this research and development support in the fourth quarter 2023.

Any potential milestone or royalty payment amounts have not been accrued as of September 30, 2023 and December 31, 2022 due to the uncertainty related to the achievement of these events or milestones.

University of Edinburgh License Agreement

There have been no material changes to the University of Edinburgh (“UoE”) License Agreement as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on March 8, 2023 (see Note 5a in the Notes to the Financial Statements).

Any potential future research support, milestone or royalty payment amounts have not been accrued as of September 30, 2023 and December 31, 2022 due to the uncertainty related to the achievement of these events, milestones or commitments to additional research.

b.	Related Party Transactions

There have been no related party transactions as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on March 8, 2023 (see Note 10 in the Notes to the Financial Statements).

c.	Contingencies

As of September 30, 2023, and as of December 31, 2022, there are no contingent liabilities, therefore, no provision was made.

NOTE 4 – STOCKHOLDERS’ EQUITY:

a.	Private Placement in Public Entity

On July 29, 2022, the Company closed a private placement offering (the “July 2022 Private Placement”), pursuant to the terms and conditions of a Securities Purchase Agreement (the “Agreement”), dated July 27, 2022. In connection with the July 2022 Private Placement, the Company issued 1,015,598 shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 909,091 shares of common stock which were fully exercised as of December 31, 2022 and preferred investment options (the “Preferred Investment Options”) to purchase up to an aggregate of 1,924,689 shares of common stock. The Company agreed to pay the placement agent fee and management fee equal to 7.0% and 1.0%, respectively, of the aggregate gross proceeds from the July 2022 Private Placement including the exercise of the Preferred Investment Options. The Preferred Investment Options became exercisable on January 23, 2023 and are exercisable through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the Agreement. 1,001,091 Preferred Investment Options were exercised for $8.9 million, net of fees, as of September 30, 2023. In addition, as part of the July 2022 Private Placement, the Company issued warrants to the placement agent to purchase up to 115,481 shares of common stock. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

$10.31. 79,104 placement agent warrants were exercised for which the Company has received $0.8 million as of September 30, 2023.

NOTE 5 – SHARE BASED PAYMENTS:

a.	Share Based Payments

In January 2023, the Company granted 43,500 options with an exercise price of $7.51 per share, to a service provider, which will become exercisable between January 19, 2023, and January 18, 2025, into common stock based on the achievement of service condition, market condition or performance condition. As of September 30, 2023, 21,000 options were exercisable. Service condition options totaled 22,500, had an estimated value based on Black-Scholes of approximately $74,000 and were exercisable as of September 30, 2023.  Performance condition options totaled 12,000, had an estimated value based on Black-Scholes of approximately $39,000 and were exercisable as of September 30, 2023.  Market condition options totaling 9,000 options have a market condition which was achieved by September 30, 2023, and an estimated value of $20,000 based on a Monte Carlo model. 2,792 options have been exercised as of September 30, 2023. The fair value of options was evaluated at the grant date using a Black-Scholes Option Pricing Model for various possible scenarios.

The following table summarizes assumptions used for the Black-Scholes model at the grant date:

Risk-free interest rate	4.09%
Common stock price	$7.51
Expected dividend yield	—
Expected term (in years)	2
Expected volatility	75%

In February 2022, the Company granted to the underwriter of our initial public offering of common stock (the “IPO”), 128,000 fully vested warrants upon the IPO, exercisable into common stock with an exercise price of $6.25 per share for 5 years after the grant date. The 128,000 fully vested warrants have an estimated value (based on Black-Scholes model) of approximately $458,000 and were recognized as a reduction from gross proceeds of the IPO. IPO warrants totaling 105,920 were exercised for $0.7 million as of September 30, 2023.

b.	2021 Global Equity Incentive Plan (“Incentive Plan”)

The following table summarizes the Company’s stock option activity in the Incentive Plan for the nine months ended September 30, 2023:

			Weighted
	Number of	Weighted average	average	Aggregated
	shares under	Exercise price per	remaining	Intrinsic value
	option	Option	Life	(in thousands)
Balance, December 31, 2022	311,590	4.20	8.79	1,042
Granted	43,500	7.51
Exercised	(6,809)	5.91
Forfeited	—	—
Outstanding – September 30, 2023	348,281	4.59	8.19	2,912
Exercisable – September 30, 2023	210,836	4.22	8.15
Expected to vest – September 30, 2023	348,281	4.59	8.19	2,912

As of September 30, 2023, there was $0.3 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 1.42 years.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

Restricted Stock Awards

Restricted stock awards (“RSAs”) have been granted to employees. The value of an RSA award is based on the Company’s stock price on the date of grant. The Company granted RSAs pursuant to the Incentive Plan.

The following table summarizes the Company’s RSA activity for the nine months ended September 30, 2023, as described above from the Incentive Plan:

		Weighted	Weighted average	Aggregated
	Number of	average grant	contractual term	Intrinsic value
	shares	date fair value	(in years)	(in thousands)
Balance, December 31, 2022	338,807	7.15	2.22	2,541
Granted	663,499	8.76
Vested	(50,137)	9.44
Outstanding – September 30, 2023	952,169	8.07	2.16	12,273
Expected to vest – September 30, 2023	952,169	8.07	2.16	12,273

There were 60,000,000 shares of common stock authorized as of September 30, 2023. As of September 30, 2023 and December 31, 2022, 17,309,911 and 15,190,720 shares were issued and outstanding, respectively, which includes 952,169 and 338,807 of unvested RSAs as of September 30, 2023, and December 31, 2022, respectively.

As of September 30, 2023, there was $4.09 million of total unrecognized compensation cost related to RSAs expected to be recognized over a weighted average period of 2.13 years.

For the nine months ended September 30, 2023, the Company issued 210,000 RSAs to Mr. Ron Bentsur and 115,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh, along with 18,000 RSAs issued to its independent directors. These RSAs vest over three years with 1/3 vesting on each anniversary of the date of the grant.

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

On July 27, 2021, Mr. Ron Bentsur, Dr. Enrique Poradosu, and Mr. Shay Shemesh were granted 96,759 RSAs, 48,399 RSAs, and 48,399 RSAs, respectively, which were not part of the Company’s Incentive Plan and excluded from the table above.  On March 29, 2023, the vesting of these grants was extended to January 11, 2024.

Share Compensation Expense

For the three months ended September 30, 2023, the Company recognized expenses of $0.5 million as part of general and administrative expenses and $0.6 million as part of research and development expenses. For the three months ended September 30, 2022, the Company recognized expenses of $0.2 million as part of general and administrative expenses and $0.3 million as part of research and development expenses.

For the nine months ended September 30, 2023, the Company recognized expenses of $1.6 million as part of general and administrative expenses and $1.9 million as part of research and development expenses. For the nine months ended September 30, 2022, the Company recognized expenses of $0.6 million as part of general and administrative expenses and $0.6 million as part of research and development expenses.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

NOTE 6 – NET LOSS PER SHARE:

a.	Basic

Basic net loss per share is calculated by dividing the net loss attributable to the Company’s stockholders by the weighted average number of common stock outstanding.

	For the three months	For the three months	For the nine ended	For the nine ended
	ended September 30, 2023	ended September 30, 2022	ended September 30, 2023	ended September 30, 2022

	in thousand U.S. dollars except per share and share amounts
Loss attributable to common stockholders	$(5,881)	$(5,877)	$(15,638)	$(12,389)
Basic and diluted net loss per common share	(0.37)	(0.42)	(1.02)	(1.03)
Weighted average of common share outstanding	16,104,446	14,050,271	15,341,685	11,988,770

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of shares of common stock in issue during the year.

	For the three months	For the nine ended
	ended September 30, 2023	ended September 30, 2023

Weighted average of common stock	17,250,172	16,487,411
Unvested RSAs	(1,145,726)	(1,145,726)
Weighted average of common share outstanding	16,104,446	15,341,685

b.	Diluted

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive for the years presented:

	September 30,
	2023	2022
Common stock issuable in relation to:
Warrants	159,870	344,374
Options	348,281	311,590
Unvested RSAs *	1,145,726	548,237

*	includes 193,557 of RSAs granted outside of the Incentive Plan

NOTE 7 – RELATED PARTY TRANSACTIONS:

a.	None

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

NXP800 (Integrated Stress Response Activator)

We have licensed exclusive world-wide development and commercial rights to NXP800, a novel Integrated Stress Response (“ISR”) pathway activator, which was discovered at the Institute of Cancer Research (“ICR”) in London, England.

NXP800 is an oral, small molecule discovered in a phenotypic screen for inhibitors of the heat shock factor 1 stress response. In a panel of human carcinoma cell lines NXP800 induced the genes associated with activation of the integrated ISR via activation of the general control non-derepressible 2 ("GCN2”) kinase. Consistent with activation of the ISR, NXP800 increased the expression of the following downstream ISR markers/effectors: activating transcription factor 4 (“ATF4”), ChaC glutathione specific gamma-glutamylcyclotransferase 1 (“CHAC1”) and C/EBP homologous protein (“CHOP”) both in human ovarian cells in vitro and corresponding tumor xenograft models in vivo.

NXP800 acts on cancer cells to stimulate the GCN2 kinase, which activates the ISR pathway, leading to inhibition of cap-dependent protein translation, including heat shock factor 1 (“HSF1”) regulated proteins. In preclinical studies, treatment with NXP800 inhibited tumor growth in xenografts models of human ovarian and gastric cancers, in which, a genetic mutation in the AT-rich interactive domain-containing protein 1A (“ARID1a”) gene was present, potentially rendering ARID1a a biomarker for treatment sensitivity, offering potential strategies for enrichment. Based on this work, we have begun to clinically investigate NXP800 in platinum-resistant ARID1a-mutated ovarian carcinoma, a type of cancer which is primarily comprised of two histologies, Ovarian Clear Cell Carcinoma (“OCCC”) and ovarian endometrioid carcinoma (“OEC”), and to investigate the utility of ARID1a deficiency as a patient selection marker in additional tumor types. The genetic screening for the ARID1a mutation is performed using commercially available next generation sequencing-based in vitro diagnostic test, which is routinely utilized in the clinic for cancer patients.

The Phase 1 study was initiated in December 2021 and is comprised of two parts: dose-escalation (Phase 1a), followed by an expansion phase (Phase 1b). In the Phase 1a, the safety, tolerability and pharmacokinetic properties of NXP800 were evaluated in patients with advanced solid tumors to identify a dose and dosing schedule for Phase 1b. The Phase 1b portion of the study, which was initiated in the second quarter of 2023, is evaluating the safety and preliminary anti-tumor activity of NXP800 in patients with platinum-resistant, ARID1a-mutated ovarian carcinoma. Additional studies to evaluate the safety and preliminary anti-tumor activity of NXP800 in additional tumor types are planned.

In June 2022, the Investigational New Drug Application (“IND”) for NXP800, which was previously submitted to the U.S. Food and Drug Administration (the “FDA”), was cleared, which included the Phase 1 clinical trial protocol. Preclinical studies were conducted, and additional preclinical studies are being conducted to identify development opportunities for NXP800 in additional solid tumor types. In December 2022, we announced that the FDA granted Fast Track Designation status to the development program of NXP800 for the treatment of platinum-resistant, ARID1a-mutated ovarian carcinoma. In August 2023, we announced that NXP800 received Orphan Drug Designation for the treatment of cholangiocarcinoma.

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

In vivo, treatment with NXP900 inhibited primary and metastatic tumor growth in xenograft models of breast, cervical, esophageal, head and neck and medulloblastoma cancers, and demonstrated on-target pharmacodynamic effects. Furthermore, it has been found that YES1 gene amplification is a key mechanism of resistance to Epidermal Growth Factor Receptor (“EGFR”) or (Human Epidermal Growth Factor Receptor 2 and anaplastic lymphoma kinase, commonly referred to as ALK, inhibitors. A peer reviewed study published in Nature Communication (not sponsored by the Company) published in April 2022 demonstrated that NXP900 was able to re-sensitize resistant non-small cell lung cancer (“NSCLC”) cells to osimertinib (active ingredient in Tagrisso®), the leading EFGR inhibitor used for the treatment of EGFR mutation-positive NSCLC, when used in combination with osimertinib.

In May 2023, the U.S. Food and Drug Administration (“FDA”) cleared the Company's Investigational New Drug Application (“IND”) for NXP900, which includes the Phase 1 clinical trial protocol.

The Phase 1 study was initiated in September 2023 and is comprised of two parts: dose-escalation (Phase 1a), to be followed by an expansion phase (Phase 1b). In the ongoing Phase 1a, the safety, tolerability and pharmacokinetic properties of NXP900 in patients with advanced solid tumors will be assessed in order to identify a dose and dosing schedule for Phase 1b.

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

Results of Operations

From our inception on July 27, 2020, through September 30, 2023, we did not generate any revenue. Our main activities through September 30, 2023, have been organizational and capital raising activities, the completion of the in-license agreements for our two drug candidates, NXP800 and NXP900, our Clinical Trial Application by the Medicines and Healthcare Regulatory Agency, preparation for the Phase 1a and Phase 1b clinical trials for NXP800, which commenced in December 2021 and April 2023, respectively, and beginning our IND-enabling studies, which commenced in late 2021, along with preparation for the Phase 1a clinical trial for NXP900. In May 2023, NXP900 received FDA clearance, and the Phase 1a study was initiated in September 2023. Additionally, we completed our initial public offering in February 2022, a private placement offering in July 2022 and a shelf registration in March 2023.

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

The following table summarizes our results of operations expenses for the three months ended September 30, 2023 and 2022: (in thousands)

	Three Months Ended September 30
	2023	2022	Change
OPERATING EXPENSES:
Research and Development	$4,486	$4,520	$(34)
General and Administrative	1,672	1,418	254

OPERATING LOSS	(6,158)	(5,938)	(220)
Finance Income	277	61	216

NET LOSS	$(5,881)	$(5,877)	$(4)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022: (in thousands)

	For the three months ended September 30		Increase/
	2023	2022	(Decrease)
Clinical Expenses	$1,209	$590	$618
Employee Compensation and Benefits	1,219	1,452	(233)
Manufacturing	1,494	482	1,012
License Fee	500	1,897	(1,397)
Professional services and other	65	99	(34)
Total research and development expenses	$4,486	$4,520	$(34)

Research and development expenses remained flat during the three months ended September 30, 2023, compared to the same period in 2022. Research and development expense during the three months ended September 30, 2023, was primarily driven by a $1.0 million increase in manufacturing development to support the planned clinical trials for NXP800 and NXP900 and $0.6 million for the ongoing NXP800 clinical trial and initiation of the NXP900 clinical trial which was offset by a $1.4 million decrease in related license fees which was expensed in 2022 and a $0.2 million decrease in employee compensation related to bonuses awarded in 2022 which included a $0.3 million increase related to employee stock compensation.

The following table summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022: (in thousands)

	For the three months ended September 30		Increase/
	2023	2022	(Decrease)
Professional and consulting services	$831	$411	$420
Employee Compensation and Benefits	410	566	(156)
Insurance and Other	431	441	(10)
Total general and administrative expenses	$1,672	$1,418	$254

General and administrative expenses increased by $0.3 million, or 18%, during the three months ended September 30, 2023, compared to the same period in 2022. The increase in general and administrative expense during the three months ended September 30, 2023, was primarily driven by the $0.4 million increase in professional and consulting services related to public company related expenses, partially offset by a $0.2 million decrease related to employee compensation and benefits related bonuses award in 2022 and includes a $0.3 million increase in employee stock-based compensation.

As a result of the foregoing, our loss from operations for the three months ended September 30, 2023, remained consistent compared to the same period in 2022.

The following table summarizes our results of operations expenses for the nine months ended September 30, 2023 and 2022: (in thousands)

	Nine Months Ended September 30
	2023	2022	Change
OPERATING EXPENSES:
Research and Development	$11,115	$8,830	$2,285
General and Administrative	4,916	3,626	1,290

OPERATING LOSS	(16,031)	(12,456)	(3,575)
Finance Income	393	67	326

NET LOSS	$(15,638)	$(12,389)	$(3,249)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022: (in thousands)

	For the nine months ended September 30		Increase/
	2023	2022	(Decrease)
Employee Compensation and Benefits	$3,805	$2,178	1,627
Clinical Expenses	3,085	2,763	322
Manufacturing	3,094	1,239	1,855
License Fee	1,001	2,297	(1,296)
Professional services and other	131	353	(222)
Total research and development expenses	$11,115	$8,830	$2,285

Research and development expenses increased by $2.3 million during the nine months ended September 30, 2023 compared to the same period in 2022.  The increase in research and development expense during the nine months ended September 30, 2023 was primarily driven by a $1.9 million increase in manufacturing related costs of NXP800 for the ongoing Phase 1 study and planned Phase 1 clinical trials of NXP900, $1.6 million increase in employee compensation and benefits, including $1.2 million increase in stock based compensation, $0.3 million in clinical expenses paid out in connection with our product candidates NXP800 and NXP900, partially offset by a $1.3 million decrease in license fees which was expensed in 2022 and a $0.2 million decrease in professional services and other expenses associated with our drug product programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022: (in thousands)

	For the nine months ended September 30		Increase/
	2023	2022	(Decrease)
Professional and consulting services	$2,272	$1,413	$859
Employee Compensation and Benefits	1,405	1,026	379
Insurance and Other	1,239	1,187	52
Total general and administrative expenses	$4,916	$3,626	$1,290

General and administrative expenses increased by $1.3 million, during the nine months ended September 30, 2023 compared to the same period in 2022. The increase in general and administrative expenses for the nine months ended September 30, 2023, was primarily driven by $0.4 million in employee compensation including $0.4 million increase in stock compensation expense, an increase of $0.9 million in professional and consulting fees paid to third-party providers including $0.6 million in increase stock compensation expense and $0.1 million in insurance and other due to public company expenses.

As a result of the foregoing, our loss from operations for the nine months ended September 30, 2023, increased $3.2 million, compared to the same period in 2022, which was primarily driven by employee compensation and benefits, clinical trial expenses, and manufacturing expenses.

Liquidity and Capital Resources

As of September 30, 2023, we had $22.1 million of cash and cash equivalents. For the three months ended September 30, 2023, and 2022, we had net losses of $5.9 million and $5.9 million, respectively. For the nine months ended September 30, 2023, and 2022, we had net losses of $15.6 million and $12.4 million, respectively. As of September 30, 2023, we had an accumulated deficit of $47.6 million.

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

In addition, on July 29, 2022, we completed the July 2022 Private Placement in which we received gross proceeds of $15.9 million before deducting fees and expenses (for net proceeds of $14.2 million) excluding payments required by our license agreements. As part of this transaction, we issued Preferred Investment Options which became exercisable on January 23, 2023, and are exercisable through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the securities purchase agreement. For the nine months ended September 30, 2023, 1,001,091 Preferred Investment Options were exercised, and $8.9 million, net of fees, was received as of  September 30, 2023. In addition, as part of the July 2022 Private Placement, we issued warrants to the placement agent to purchase up to 115,481 shares of common stock. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31. As of September 30, 2023, 79,104 placement agent warrants were exercised, and $0.8 million, net of fees, was received.

On March 17, 2023, we filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $150.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with H. C. Wainwright & Co. (the “Sales Agent”), pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $40.0 million under an at-the-market offering program (the “ATM”), which is included in the $150.0 million of securities that may be offered pursuant to the Registration

Statement. Pursuant to the ATM, we will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares of our common stock under the ATM. As of September 30, 2023, we have sold 266,650 shares of our common stock and received $4.2 million in net proceeds under the ATM.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented: (in thousands)

	For the nine months ended September 30
	2023	2022
Net cash used in operating activities	$(12,104)	$(10,043)
Net cash used in investing activities	—	—
Net cash provided by financing activities	14,170	27,941

Operating Activities

During the nine months ended September 30, 2023, $12.1 million of cash was used in operating activities. This was primarily attributable to our net loss of $15.6 million, partially offset by non-cash charges of $3.5 million. The change in our operating assets and liabilities was primarily due to $0.7 million payment of employee compensation and benefits, $0.5 million payment for our director and officer insurance of deferred offering costs, and $0.5 million payments related to public company operations.

During the nine months ended September 30, 2022, $10.0 million of cash was used in operating activities. This was primarily attributable to our net loss of $12.4 million, partially offset by non-cash charges of $1.2 million. The change in our operating assets and liabilities was primarily due to an increase of $1.1 million in prepaid and other assets, which was primarily due to $1.1 million payment for our director and officer insurance, partially offset by $2.2 million increase in accounts payable and accrued expense, due to growth in our business, the advancement of our research programs, and the timing of vendor invoicing and payments.

Financing activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $14.2 million, consisting primarily of $10.7 million net proceeds from the exercise of warrants associated with our IPO and private placement along with $4.2 million net proceeds from the sale of common stock through the ATM, offset by $0.4 million of deferred offering costs paid.

During the nine months ended September 30, 2022, net cash provided by financing activities was $27.9 million, consisting primarily of proceeds from the sale of our common stock, offset by $3.9 million of commission and deferred offering costs paid.

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

Pursuant to the NXP800 License Agreement, we are required to make payments to the ICR for certain development and regulatory milestones. As of September 2023, we were obligated to pay up to $22.0 million in milestone payments to the ICR related to pre-approval milestones, up to $178 million (in addition to the $22.0 million) in regulatory and commercial sales milestones, and mid-single digit to 10% royalties on a tiered basis on net sales, unless development ceases. Additionally, the Company originally agreed to provide the ICR with up to an additional $0.5 million in research and development. On March 31, 2022, the Company and ICR agreed to research and development support of an additional $0.4 million ($0.9 million total).

Pursuant to the NXP900 License Agreement, we are required to make payments to the UoE for certain development and regulatory milestones. As of September 30, 2023, we were obligated to make up to $45.0 million in milestone payments to the UoE related to pre-approval milestones, including $0.5 million on the first anniversary of the agreement which we paid as of September 30, 2023, up to $279.6 million in regulatory and commercial sales milestones, mid-single digit to 8% royalties on a tiered basis on net sales and 2.5% of the gross amount of each of our future fund raising up to a cumulative total of $3.0 million, unless development ceases. Additionally, we will provide UoE with up to an additional $754,000 in research and development support.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

Under SEC rules and regulations, because we are considered to be a “smaller reporting company,” we are not required to provide the information required by this item in this report.

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

As of September 30, 2023, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in and Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2023.
31.2*

Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2023.

32.1**	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2023.
32.2**	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2023.
101*

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 8th day of November 2023.

Nuvectis Pharma, Inc.

By:	/s/ Ron Bentsur
	Name:	Ron Bentsur
	Title:	Chairman, Chief Executive Officer and President

By:	/s/ Michael J Carson
	Name:	Michael J Carson
	Title:	Vice President of Finance (Principal Financial and Accounting Officer)