Form 10-K
period 2023-12-31
Nuvectis Pharma, Inc.
filed 2024-03-05
CIK 1875558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

As of December 30, 2023, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $60.0 million, based on the closing sale price of $8.57 as quoted by the Nasdaq Stock Market as of such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 1, 2024
Common Stock, $0.00001 par value	17,768,824

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

Risks Related to our Financial Condition and Capital Requirements

●	We have a limited operating history, have only initiated a limited number of clinical trials, and have only a limited number of patients currently enrolled in our ongoing trials and have not completed any clinical trials to date. We do not have any products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
●	We have incurred losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery or identification, preclinical and clinical development, regulatory approval and commercialization of our current or future product candidates.
●	We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate our research or product development programs, any future commercialization efforts or other operations.
●	The COVID-19 pandemic could adversely impact our business, including our preclinical development, clinical trials and clinical trial operations.

Risks Related to the Development of our Product Candidates

●	We are substantially dependent on the success of our product candidates, NXP800, and NXP900.
●	Clinical trials are very expensive, time consuming and difficult to design and implement, and involve uncertain safety, tolerability, and efficacy outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. Our current or future product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval.

●	If we fail to demonstrate safety and/or efficacy for any or all of our product candidates, we may need to terminate development programs, which may harm our reputation and the business.
●	The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for NXP800, NXP900, or any future product candidate.
●	If we are unable to obtain or maintain regulatory approval for our product candidates and ultimately cannot commercialize one or more of them, or experience significant delays in doing so, our business will be materially harmed.

Risks Related to our Reliance on Third Parties

●	The manufacture of our current and potentially of our future product candidates is complex. Our third-party manufacturers may encounter difficulties or interruptions for various reasons, which could delay or entirely halt their ability to make any of our current or future product candidates for clinical trials or, if approved, for commercial sale.

Risks Related to Managing Growth and Employee Matters

●	Our future success depends on our ability to retain our executive officers and key employees and to attract, retain and motivate qualified personnel and manage our human capital.
●	We currently have 13 full-time employees and will need to grow the size and capabilities of our organization. We may experience difficulties in managing this growth.

Risks Related to our Intellectual Property

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents are not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

PART I

Item 1.   Business

OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the development of innovative precision medicines for the treatment of serious conditions of unmet medical need in oncology. We seek to develop drug candidates in the precision medicine space, and our processes for selection and clinical development of drug candidates is based on scientific insights into cancer-promoting factors, as well as on our understanding of the clinical landscape and regulatory requirements.

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

PRODUCTS UNDER DEVELOPMENT

NXP800

In May 2021, we licensed exclusive worldwide commercial rights to NXP800, a novel small molecule that exerts its biologic activity through activation of the kinase general control nonderepressible 2 (“GCN2”), and was discovered at the Institute for Cancer Research (“ICR”) in London, England. Our license agreement with the ICR is subject to certain milestone and royalty payments. For additional information see section “NXP800 License Agreement.” In December 2022, NXP800 received Fast Track Designation from the U.S. Food and Drug Administration (“FDA”) for the treatment of platinum resistant, adenine-thymine (“AT”)-rich interaction domain (“ARID1a”)-mutated ovarian carcinoma.

Scientific Background

NXP800 activates the GCN2 kinase inducing inhibition of cap-dependent protein translation and activation of the integrated stress response leading to cancer cell death. In preclinical studies, treatment with NXP800 inhibited tumor growth in xenografts of ovarian cancer that harbored a loss of function mutation in the ARID1a gene. Based on this work, we are currently evaluating the safety and efficacy of NXP800 in ARID1a-mutated ovarian carcinoma, which is a cancer type comprised primarily of two histologies: ovarian clear cell carcinoma (“OCCC”) and endometrioid ovarian carcinoma (“EOC”), and investigating the use of ARID1a mutations as a potential patient selection marker for additional types of cancer. In addition, in preclinical studies, treatment with NXP800 inhibited tumor growth in patient-derived xenograft ("PDX") models of cholangiocarcinoma.  The safety and efficacy of NXP800 in this indication is currently being evaluated through an investigator-sponsored study conducted in collaboration with the Mayo Clinic. The genetic screening for mutations in the ARID1a gene is included in commercially available next generation sequencing kits.

NXP800 Clinical Development

A comprehensive preclinical data package supported the approval of the Clinical Trial Application (“CTA”) by the Medicines and Healthcare Regulatory Agency (“MHRA”) in the United Kingdom, and the Investigational New Drug (“IND”) Application submission by the FDA. In December 2021, we announced the commencement of the Phase 1 study for NXP800. The Phase 1 study is comprised of two parts: dose-escalation Phase 1a, which was completed in April 2023, and an expansion Phase 1b. In the Phase 1a, we evaluated the safety, tolerability and pharmacokinetic properties of NXP800 in patients with advanced solid tumors to identify potential doses and dosing schedules for the Phase 1b. In April 2023, we announced the commencement of the Phase 1b, in which the safety and preliminary anti-tumor activity of NXP800 will be evaluated in women with platinum-resistant, ARID1a-mutated ovarian carcinoma.  In December 2022, we announced that the FDA granted Fast Track Designation status to NXP800 for the treatment of patients with platinum-resistant, ARID1a-mutated ovarian carcinoma. In January 2023, we announced that the European Network of Gynecological Oncology Trial Groups and the GOG Foundation, Inc., the world's premier gynecology oncology clinical trials consortia, will lead the Phase 1b clinical trial in ARID1a-mutated ovarian carcinoma.

In December 2023, we announced a collaboration with Mayo Clinic to conduct an investigator-sponsored clinical trial in patients with cholangiocarcinoma. In August 2023, we announced that the FDA granted Orphan Drug Designation to NXP800 for the treatment of patients with cholangiocarcinoma.

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

EOC also represents approximately 10% of all diagnosed ovarian cancer cases. If diagnosed at an early-stage, EOC can often be resected. However, if diagnosed at later stages, these tumors have a substantially worse prognosis. Advanced, platinum-refractory, endometrioid cancer in the United States represents approximately 30% of the endometrioid ovarian cancer segment. In this ovarian subset, the progression-free survival at three years for women diagnosed with stage III/IV disease is a dismal 20% for stage III and 0% for stage IV, representing a clear unmet medical need.

OCCC and EOC are subtypes of epithelial ovarian carcinoma, which have clinical characteristics distinct from those of high-grade serous ovarian carcinoma. They exhibit a unique biological profile that is markedly different from those of other histologic types. The relative prevalence of OCCC and EOC among women with ovarian cancer is higher in East Asia (for example, approximately 25% and 19% in Japan for OCCC and EOC, respectively) than in Europe and the United States (approximately 10% for each indication).

Market Potential/Addressable Patient Population in Additional Solid Tumor Types

In preclinical trials, NXP800 has also demonstrated anti-tumor activity in in-vivo xenograft models of gastric, and endometrial cancer bearing ARID1a mutation, and in PDX models of cholangiocarcinoma, which provide several development opportunities for NXP800.

NXP900

In August 2021, we licensed worldwide commercial rights to NXP900 from the University of Edinburgh in Scotland. NXP900 is a targeted-therapy, small molecule drug candidate that inhibits the proto-oncogene c-Src (“SRC”) and YES1 kinases.  In May 2023, we announced the IND was cleared by the FDA which included a Phase 1 protocol and comprised of two parts: a dose-escalation Phase 1a and an expansion Phase 1b.  In September 2023, we announced the initiation of the Phase 1a portion of the clinical trial where we are evaluating the safety, tolerability and pharmacokinetic properties of NXP900 in patients with advanced solid tumors to identify potential doses and dosing schedules for the Phase 1b. In the Phase 1b portion of the trial, we plan to investigate NXP900 in solid tumors where the SRC and/or YES1 pathways are overactivated and involved in the disease etiology.

Scientific Background

SRC is aberrantly activated in many cancer types, including solid tumor cancers such as breast, colon, prostate, pancreatic and ovarian cancers, while remaining predominantly inactive in non-cancerous cells. Increased SRC activity is generally associated with late-stage cancers with metastatic potential and resistance to therapies and correlates with poor clinical prognosis. To date, no kinase inhibitor has been approved for the treatment of SRC-active solid tumor malignancies.

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

NXP900 is a targeted-therapy that inhibits the SRC and YES1 kinases. Unlike the approved and clinical-stage kinase inhibitors that inhibit only the catalytic (enzymatic) activity of SRC, NXP900 induces and locks SRC in its native inactive conformation, therefore inhibiting both the catalytic and scaffolding functions of the kinase, thus preventing phosphorylation and complex formation with its primary partners. NXP900 is also highly selective, a property typically associated with an improved therapeutic window.

In vivo, treatment with NXP900 inhibited primary and metastatic tumor growth in xenograft models of breast, esophageal, head and neck cancers and medulloblastoma, and demonstrated on-target pharmacodynamic effects. Moreover, publications in the scientific literature outlined opportunities to potentially reverse resistance to osimertinib (active ingredient of Tagrisso®) in non-small cell lung cancer and enzalutamide (active ingredient of Xtandi®) in metastatic, castration resistant prostate cancer, in combination with these agents, validating the potential importance of NXP900’s key targets, YES1 and SRC kinases, in these disease settings.

Gene amplification of the site containing the YES1 gene has been reported in clinical samples in several tumors including lung, head and neck, bladder and esophageal cancers. YES1-dependent oncogenic transformation has also been reported, suggesting that YES1 plays a key role in these solid tumors. The transforming ability of YES1 has been demonstrated via several experimental methods, for example down-regulating YES1 by short hairpin RNA (shRNA) significantly inhibited cell growth in several malignancies, including colon carcinoma, rhabdomyosarcoma, and basal-like breast cancer suggesting YES1 may play a key role in these solid tumors. Furthermore, it has been found that YES1 gene amplification is a mechanism of resistance to epidermal growth factor receptor (“EGFR”), Anaplastic lymphoma kinase (“ALK”) and human epidermal growth factor receptor 2 (“HER2”) inhibitors.

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

OUR STRATEGY

We have a mission-driven strategy to build a global biopharmaceutical company through the identification, licensing, development, and commercialization of therapeutics intended to address unmet medical needs in oncology, with an initial focus on platinum-resistant, ARID1a-mutated ovarian carcinoma. The key elements driving our business strategy include:

●	advancing our lead product candidate, NXP800, through clinical development towards regulatory approval in platinum-resistant, ARID1a mutated ovarian carcinoma and cholangiocarcinoma;
●	maximizing the therapeutic potential for NXP800 in additional tumor types, both as a monotherapy and possibly in combination with other approved therapies;
●	developing NXP900 as a potential differentiated YES1/SRC kinase inhibitor with improved therapeutic activity in solid tumors and advancing it through clinical development towards regulatory approval;
●	maximizing the therapeutic potential of NXP900 by generating additional preclinical data in single agent and combination settings to highlight the benefits of YES1 inhibition;
●	deploying our differentiated and proven business development expertise to further expand our targeted oncology pipeline for patients with unmet medical needs; and
●	evaluating opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties, including potential ex-U.S. collaboration opportunities.

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

In addition, in connection with the license agreement, we expect to provide ICR with up to an additional approximately $865,000 in research and development support over the next nine months to conduct additional scientific research and preclinical testing for certain indications that we select in connection with the NXP800 Program. We own an exclusive license to intellectual property rights developed in the collaboration, to research, develop and commercialize products resulting from the collaboration.

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

Pursuant to the license agreement, we have an obligation to pay success-based milestones and royalties to the UoE, as follows:

●	pre-approval milestone payments of up to approximately $49.5 million including an upfront payment of $3.5 million and anniversary milestone payment of $0.5 million which have already been paid;
●	regulatory approval and commercial sales milestones of up $279.5 million;

●	mid-single digit to 8% royalties on a tiered basis based on net sales; and
●	2.5% of the gross amount of each Nuvectis capital raising transaction, including our initial public offering, up to an aggregate total of $3.0 million, of which $0.8 million has already been paid.

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

Competition

Our industry is intensely competitive and subject to rapid and significant technological changes. We face competition with respect to our current product candidates, and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets. There are several companies that are developing drugs for various types of ovarian cancer, including ImmunoGen, Inc. (acquired by Abbvie Inc. for $10.1B in February 2024) and MorphoSys AG (acquisition by Novartis AG pending). MorphoSys AG disclosed patient recruitment commenced in May 2021 in a phase 2 expansion cohort for CPI-0209 in patients with relapsed urothelial carcinoma, relapsed OCCC, and relapsed endometrial carcinoma, all with known ARID1a mutations. Preliminary data was presented at the EORTC/NCI/AACR conference (October 26, 2022) with 4 unconfirmed partial responses in ten OCCC evaluable patients as of a cut-off date of July 16th, one of which was reported to have been confirmed after the cut-off date.

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

Turning Point Therapeutics, Inc. (“Turning Point”) (acquired by BMS in 4Q 2022 for $4.1 billion) is developing a MET/SRC/CSF1R inhibitor which is currently being studied in a Phase 1 trial of patients with advanced or metastatic solid tumors harboring Mesenchymal–Epithelial Transition kinase (“MET”) genetic alterations. The simultaneous inhibition of MET, SRC and CSF1R kinases has been reported by Turning Point as a key component of the target product profile, and Turning Point has described the program as a strategy for the treatment of MET-driven solid tumors, an area that does not overlap with our development strategy. Turning Point is also developing enbezotinib (TPX-0046), a Rearranged during Transfection (“RET”) kinase inhibitor that can also inhibit other kinases including SRC family members, YES1, ABl,

TRK and JAK2. TPX-0046 is being evaluated in an ongoing Phase 1/2 clinical trial for the treatment of advanced solid tumors with RET gene alterations, an area that does not overlap with our development strategy.

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

Supply and Manufacturing

We do not lease or own any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the production of drug substance and drug product for clinical trials in accordance with current Good Manufacturing Practices ("cGMPs"), including a single, sole source manufacturer to make the NXP800 drug substance and finished drug product, each performed at a different manufacturing facility, and a single, sole source manufacturer to make the NXP900 drug substance and another single, sole source manufacturer to make the NXP900 finished drug product. There is no assurance that we will be able to successfully manufacture drug substance and/or drug product for NXP800 and/or NXP900. As with any supply program, obtaining raw materials of the correct quality cannot be guaranteed and we cannot ensure that we will be successful in these endeavors.

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

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT

As of March 1, 2024, we had 13 full-time employees. Additionally, we have retained and may retain in the future, a number of expert consultants and vendors that help navigate us through and execute the different aspects of our business. We consider our relationship with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

We are a clinical stage biopharmaceutical company with a limited operating history. We were incorporated in Delaware in July 2020, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying, investigating, licensing and evaluating potential product candidates, and establishing arrangements with third parties for the manufacture of initial quantities of our lead product candidate and component materials. Both of our product candidates are in early clinical development. We have not yet demonstrated our ability to successfully, conduct or complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate.

We may need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities related to the full product life cycle. We may not be successful in such a transition.

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

We have incurred losses in each period since we commenced operations. Since inception through the end of December 31, 2023, we had an accumulated deficit of $54.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we continue our research and development efforts and submit IND applications for our lead product candidate; conduct preclinical studies and clinical trials for our current and future product candidates; seek marketing approvals for any current or future product candidate that successfully completes clinical trials; experience any delays or encounter any issues with any of the above; establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any current or future product candidates for which we may obtain regulatory approval; obtain, expand, maintain, enforce and protect our intellectual property portfolio; hire additional clinical, regulatory and scientific personnel; and operate as a public company.

Our pipeline product candidates, NXP800 and NXP900, are both in clinical development. Both product candidates will require additional preclinical and clinical studies, regulatory review and approval, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can potentially generate any revenue from product sales. The Phase 1 study for NXP800 started in December 2021 and NXP900 started in September 2023. To date, we have not generated any revenue from our product candidates. Our ability to generate revenue will depend on a number of factors, including, but not limited to:

●	the timely completion of our preclinical studies and clinical trials, which may be significantly slower or more costly than anticipated and will depend upon several factors including the performance of third-party contractors, our ability to enroll patients into the clinical trials and the safety, tolerability and efficacy results generated in clinical trials;
●	successful submissions of IND applications to the FDA and any additional comparable applications;
●	completion of IND enabling studies necessary for the IND or comparable submission, as appropriate;
●	whether we are required by the FDA or similar foreign regulatory authorities to conduct additional clinical trials or other studies to support the approval and commercialization of our current or future product candidates;
●	the FDA’s and similar foreign regulatory authorities’ acceptance of the safety, potency, purity, efficacy and risk to benefit profile of our current or future product candidates;

●	the prevalence, duration and severity of potential side effects or other safety issues experienced with our current or future product candidates, if any;
●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
●	the actual and perceived availability, cost, risk profile and safety and efficacy of our current or future product candidates, if approved, relative to existing and future alternative cancer therapies and competitive product candidates and technologies;
●	our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our current or future product candidates, to remain in good standing with regulatory authorities and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP;
●	our ability to successfully develop a commercial strategy and to commercialize any current or future product candidate in the United States and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;
●	patient demand for our current or future product candidates, if approved; and
●	our ability to establish and enforce intellectual property rights in and to our current or future product candidates.

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

The patient populations for our product candidates and potential future product candidates may be limited to those with specific target mutations and may not be completely defined but are substantially smaller than the general treated cancer population and we will need to actively screen and identify these patients. Successful identification of patients is dependent on several factors, including achieving certainty as to how diseases with specific genetic alterations respond to our current product candidates or any future product candidate and, if necessary, developing companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for our target indications will be large enough to achieve profitability. In addition, even if our approach is successful, we may never successfully identify additional diseases in which our product candidates may be effective. We do not know if our approach of treating patients with genetically defined cancers will be successful; and if our approach is unsuccessful, our business will suffer.

We are early in our development efforts and are substantially dependent on our ability to advance NXP800, NXP900 or any of our other future product candidates through preclinical and clinical development, identify safe and effective doses and dosing schedules for our drug candidates, obtain regulatory approval and ultimately commercialize NXP800, NXP900 or any of our other future product candidates; if we experience delays in doing so, our business will be materially harmed.

Our ability to generate product revenues from NXP800, NXP900 or any of our other future product candidates depends heavily on the successful clinical development and eventual commercialization In addition, our drug development programs may contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population based on genetic mutations and other alterations. Companion diagnostics are subject to regulation as medical devices and must themselves receive marketing authorization from the FDA or certain other foreign regulatory agencies before they may be marketed. If a companion diagnostic is essential to the safe and effective use of any of our current and future product candidates, the FDA must conclude that the companion diagnostic meets the applicable standard for safety and effectiveness or for substantial equivalence for use with our product candidates before either the product candidates or companion diagnostic may be marketed in the United States.

Negative results in the development of our product candidates may prevent or delay our ability to continue or conduct clinical programs or receive regulatory approvals. For example, although we believe, based on preclinical studies of ARID1a-muted ovarian carcinoma models that demonstrated tumor growth inhibition, that this cancer type might be particularly sensitive to treatment with NXP800, this may not prove true in clinical testing, due to safety and tolerability issues and/or insufficient efficacy, and this holds true for any or all of the potential target indications. Moreover, anti-tumor activity may be different in each tumor type that we plan to evaluate in clinical trials. As a result, we may be required to discontinue development of our drug candidates or invest significant additional resources and delay our clinical trials and ultimately the approval, if any, of any of our other future product candidates.

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

We may experience setbacks that could delay or prevent regulatory approval of, or our ability to commercialize, our current or future product candidates, including:

●	negative or inconclusive efficacy results or adverse safety findings from our preclinical studies or clinical trials or positive results from the clinical trials of others for product candidates similar to ours leading to their approval, and evolving to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

●	product-related side effects experienced by patients or subjects in our clinical trials or by individuals using drugs or therapeutics that we, the FDA, other regulators or others view as relevant to the development of our current or future product candidates;
●	delays in submitting IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
●	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials, including our clinical endpoints;
●	delays in enrolling subjects in clinical trials, including due health related emergencies, such as the COVID-19 pandemic, and completion of clinical trials, including under GCP or good laboratory practice (“GLP”) requirements;
●	inability to maintain compliance with regulatory requirements, including cGMPs, and complying effectively with other requirements pertaining to the quality of our current or future product candidates;
●	high drop-out rates of subjects from clinical trials due to safety and tolerability issues and/or insufficient efficacy;
●	inadequate supply or quality of our current or future product candidates or other materials necessary for the conduct of our clinical trials;
●	greater than anticipated clinical trial costs;
●	inability to compete with other therapies;
●	poor efficacy of or safety and/or tolerability issues observed with our current or future product candidates or the need for different doses or dosing schedules during clinical trials;
●	trial results taking longer than anticipated;
●	trials being subjected to fraud or data capture failure or other technical mishaps leading to the invalidation of our trials;
●	the results of our trials not supporting application for conditional approval in the European Union;
●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays related to the impact of the spread of the COVID-19 pandemic, including the impact of COVID-19 on the FDA’s ability to continue its normal operations;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical development generally or with respect to our technology in particular; or
●	varying interpretations of data by the FDA and similar foreign regulatory agencies.

In addition, because we have limited financial and personnel resources and are focusing primarily on developing NXP800 and NXP900, we may forgo or delay pursuit of other future product candidates that may prove to have greater commercial potential and may fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

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

Our studies may fail to adequately demonstrate the safety, potency, purity, efficacy or any other necessary pharmacological properties of any of our current or future product candidates, which would prevent or delay development, regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our current or future product candidates, including NXP800 and NXP900, we must demonstrate through lengthy, complex and expensive studies that our current or future product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing are expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our current product candidates are in an early stage of development, there is a high risk of failure.

The results of preclinical studies and early clinical trials of our current or future product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be effective or safe in subsequent clinical trials. Results of our trials could reveal a high and unacceptable severity and prevalence of adverse safety issues which may result in suspension or termination, and the FDA or comparable foreign regulatory authorities could, through a clinical hold or otherwise, order us to halt or cease further development of or deny approval. Drug-related side effects could also affect patient recruitment into the study or patient willingness to remain in the study and therefore affect our ability to complete clinical trials. Drug-related side effects could also result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Our CTA and IND for NXP800 and NXP900 with the MHRA and the FDA, respectively, have been approved. However, we may be unable to submit additional CTAs, IND applications or other clinical research on our expected timelines. Moreover, while we have obtained CTA and IND approvals, we cannot be sure that issues will not arise that may lead to the delay, suspension or termination of such clinical trials. Any failure to file CTAs, IND applications or other clinical research authorizations will adversely impact our expected timelines to obtain regulatory acceptance for the commencement of our trials and may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

We currently hold a license to certain intellectual property rights relating to NXP800, including its composition of matter and to other compounds that modulate HSF1 (activate the GCN2 kinase). In addition, we hold a license to certain intellectual property relating to NXP900, including its composition of matter and to other compounds that inhibit the SRC and YES1 kinases.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must rely on outside vendors to manufacture our current or future product candidates. We rely on a single CMO to make the NXP800 drug substance and finished drug product, each performed at a different manufacturing facility..  We rely on a single CMO to manufacture NXP900 drug substance and another single CMO to manufacture drug product. There is no assurance that we will be able to retain these relationships, and if we are unable to maintain these relationships, we could experience delays in our development efforts. There is no assurance that our CMOs will be successful in manufacturing NXP800 and/or NXP900 drug substance or product. If NXP800, NXP900 or any other drug candidate we may develop or acquire in the future receives regulatory approval, we will likely rely on one or more CMOs to manufacture the commercial supply of such drugs.

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

As of March 1, 2023, we had 13 full-time employees. We also contract for various services through consulting and vendor agreements. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations.

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

As of March 1, 2024, our executive officers, directors, and 5% stockholders beneficially owned approximately 62.5% of our voting stock and anticipate that the same group will hold a significant portion of our outstanding voting stock for the foreseeable future. These stockholders will have the ability to influence us through their ownership position. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

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

Item 1B.   Unresolved Staff Comments

None.

Item 1C.   Cybersecurity

Risk Management and Strategy. We rely on information technology and data to operate our business and develop, market, and deliver our therapies to our customers. We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to critical computer networks, third party hosted services, communications systems, hardware, lab equipment, software, and our critical data includes confidential, personal, proprietary, and sensitive data (collectively “Information Assets”). Accordingly, we maintain certain risk assessment processes intended to identify cybersecurity threats, determine their likelihood of occurring, and assess potential material impact to our business. Based on our assessment, we implement and maintain risk management processes designed to protect the confidentiality, integrity, and availability of our Information Assets and mitigate harm to our business.

Our general risk management strategy is designed to manage identified material risks, which would include material cybersecurity risks.

We engage in processes designed to identify such threats by, among other things, monitoring the threat environment using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, coordinating with law enforcement concerning threats, conducting threat assessments for internal and external threats, and conducting vulnerability assessments to identify vulnerabilities.

We rely on a multidisciplinary team (including from our information security function, management, and third party service providers, as described further below) to assess how identified cybersecurity threats could impact our business.

These assessments may leverage, among other processes, industry tools and metrics designed to assist in the assessment of risks from such cybersecurity threats.

Depending on the environment, we implement and maintain various technical, and organizational measures designed to manage and mitigate material risks from cybersecurity threats to our Information Assets. The cybersecurity risk management and mitigation measures we implement for certain of our Information Assets include: policies and procedures designed to address cybersecurity threats, including an incident response plan, vulnerability management policy, and disaster recovery/business continuity plans; incident detection and response tools; internal and/or external audits to assess our exposure to cybersecurity threats, environment, compliance with risk mitigation procedures, and effectiveness of relevant controls; documented risk assessments; implementation of security standards/certifications; credit and background checks on our and/or third parties’ personnel; encryption of data; network security controls; threat modeling; data segregation; physical and electronic access controls; physical security; asset management, tracking and disposal; systems monitoring; vendor risk management program; employee security training; penetration testing; red/blue team exercises; cyber insurance; dedicated cybersecurity staff/officer.

We work with third parties from time to time that assist us from time to time to identify, assess, and manage cybersecurity risks, including professional services firms, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, and penetration testing.

To operate our business, we utilize certain third-party service providers to perform a variety of functions, such as outsourced business critical functions, clinical research, professional services, SaaS platforms, managed services, property management, cloud-based infrastructure, data center facilities, content delivery, encryption and authentication technology, corporate productivity services, and other functions. We have certain vendor management processes designed to help to manage cybersecurity risks associated with our use of certain of these providers. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider related to the services they provide and/or the information they process, conducting security assessments, conducting on-site inspections, requiring their completion of written questionnaires regarding their services and data handling practices, and conducting periodic re-assessments during their engagement.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, refer to Part I, Item 1A. Risk Factors for additional information about cybersecurity-related risks.

Governance.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain company management, including the Vice President of Finance, who reports to the CEO. The Vice President of Finance has over 15 years of experience as a Certified Public Accountant specializing in internal controls and U.S. GAAP. The CEO has nearly 25 years of experience in management including serving as a CFO and CEO of publicly traded life science companies as well as holding an MBA for New York University’s Stern School of Business. Management is also responsible for hiring appropriate personnel, integrating cybersecurity considerations into the company’s overall risk management strategy, and for communicating key priorities to employees, as well as for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Our cybersecurity incident response and vulnerability management processes involve management, who participates in our disclosure controls and procedures.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents and vulnerabilities to members of management depending on the circumstances, including work with the company’s incident response team to help the company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the company’s incident response processes include reporting to the Audit committee of the board of directors for certain cybersecurity incidents.

Management is involved with our efforts to prevent, detect, and mitigate cybersecurity incidents by overseeing preparation of cybersecurity policies and procedures, testing of incident response plans, engagement of vendors to conduct penetration tests. Management participates in cybersecurity incident response efforts by being a member of the incident response team and helping direct the company’s response to cybersecurity incidents.

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

Item 2.   Properties

On May 3, 2023, we entered into a one-year lease for office space at 1 Bridge Plaza, 2nd Floor, Fort Lee, NJ 07024. We have taken possession of this space, which serves as our principal executive offices. Total rent expense over the full term of the lease will be approximately $15,000. We believe that our existing facilities are adequate to meet our current requirements. We plan to extend the lease prior to its expiration on May 3, 2024.

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

Equity Compensation Plans

On May 23, 2021 (the “Effective Date”), our Board of Directors (the “Board”) adopted the Global Equity Incentive Plan (the “2021 Plan”), which will continue in effect for ten years from the Effective Date. We intend to file one or more registration statements on Form S-8 under the Securities Act to register our shares issued or reserved for issuance under our equity incentive plans. The first such registration statement was filed on March 24, 2022 and automatically became effective upon filing with the SEC. Accordingly, shares registered under such registration statement are available for sale in the open market, unless such shares are subject to vesting restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2023, with respect to all of our equity compensation plans in effect on that date:

			Number of
			securities
			remaining
			available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column 1)
Equity compensation plans approved by security holders, the 2021 Plan	1,474,162	$1.32	1,025,838
Equity compensation plans not approved by security holders	193,557	0.00	—
Total	1,667,719	$1.16	1,025,838

Holders

As of March 1, 2024, there were approximately 45 holders of record of our common stock. The number of beneficial holders of our common stock does not reflect shareholders who hold shares in street name through brokerage accounts or other nominees.

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

On March 17, 2023, we filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $150.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with H. C. Wainwright & Co. (the “Sales Agent”), pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $40.0 million under an at-the-market offering program (the “ATM”), which is included in the $150.0 million of securities that may be offered pursuant to the Registration Statement. Pursuant to the ATM, we will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares of our common stock under the ATM. As of December 31, 2023, we have sold 371,743 shares of our common stock and received $5.1 million in net proceeds under the ATM.

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

Overview

We are a clinical stage biopharmaceutical company focused on the development of novel targeted small molecule therapeutics for the treatment of cancer in genetically defined patient populations. Our precision medicine approach translates key scientific insights relating to the oncogenic drivers and pathway addiction of cancer into potent and highly selective anticancer drugs. In addition, we will investigate the relevance of specific mutations and other DNA alterations as a potential patient selection marker and to identify synthetic lethality targets. This work could support our use of a tumor agnostic development strategy wherein we enroll patients based on the cancer’s genetic and molecular features without regard to the type or location of the cancer. Since our inception in 2020, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet successfully completed any pivotal clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities.

Our focus in 2023 was on progressing the pipeline and executing financing activities to fund pipeline development. Management’s primary evaluation of the success of our company is the ability to progress its pipeline assets forward towards commercialization. This success depends on not only the operational execution of the programs, but also the ability to secure sufficient funding to support the programs. We believe the ability to achieve the anticipated milestones as presented in the section entitled “Business” in Item 1 of this Annual Report on Form 10-K represents our most immediate evaluation points.

Results of Operations

From our inception on July 27, 2020, through December 31, 2023, we did not generate any revenue. Our main activities through December 31, 2023 have been organizational and capital raising activities and the completion of the in-license agreements for our two drug candidates, NXP800 and NXP900, regulatory filings with the MHRA and FDA, preparation and execution for the Phase 1a and Phase 1b clinical trial for NXP800, which commenced in December 2021 and May 2023, respectively, and Phase 1a clinical trial for NXP900, which commenced in September 2023.

For the year ended December 31, 2023, research and development expenses were approximately $15.4 million, compared to approximately $13.2 million for the year ended December 31, 2022, an increase of $2.2 million. The current period research and development expenses primarily consisted of $6.3 million related to employee compensation including $2.6 million related to non-cash stock compensation, $4.3 million related to clinical trial expenses for our product candidates, $1.0 million in one-time license fee payments, and $3.5 million related to the manufacturing costs of our product candidates. For the year ended December 31, 2022, research and development expenses primarily consisted of $4.6 million related to employee compensation including $0.9 million related to non-cash stock compensation, $3.7 million related to clinical trial expenses for our product candidates including $1.2 million in one-time IND enabling studies for NXP900, $2.3 million in one-time license fee payments, and $2.2 million related to the manufacturing costs of our product candidates.

For the year ended December 31, 2023, general and administrative expenses were approximately $7.5 million, compared to approximately $6.0 million for the year ended December 31, 2022, an increase of $1.5 million. The current period general and administrative expenses primarily consisted of $3.5 million paid to certain professional and consulting services, $2.3 million in employee compensation including non-cash stock compensation expense of $1.0 million, and $0.8 million related to director and officer insurance. For the year ended December 31, 2022, general and administrative expenses primarily consisted of $2.4 million paid to certain professional and consulting services, $1.8 million in employee compensation including non-cash stock compensation expense of $0.8 million, and $1.2 million related to director and officer insurance.

As a result of the foregoing, our loss from operations for the year ended December 31, 2023 was $22.9 million, compared to a loss from operations of $19.2 million for the year ended December 31, 2022.

We expect our research and development and general and administrative expenses to increase gradually in the future as we continue the execution of our development programs for our two pipeline product candidates, NXP800 and NXP900, and continue to build out our infrastructure to support such research and development activities.

Liquidity and Capital Resources

As of December 31, 2023, we had $19.1 million of cash and cash equivalents.

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

On July 29, 2022, we announced the completion of private placement of common stock in which we received gross proceeds of $15.9 million before deducting fees and expenses (for net proceeds of $14.3 million). We also granted the placement agent 115,481 preferred investment options to purchase common stock. As part of the UoE license agreement, we owe UoE $0.4 million associated with this fund raising.

During the year ended December 31, 2023, we sold a total of 371,743 shares of common stock under the At-the-Market (“ATM”) offering program for aggregate total gross proceeds of approximately $5.3 million at an average selling price of $14.23 per share, resulting in net proceeds of approximately $5.1 million after deducting commissions and other transaction costs.

We will pay UoE 2.5% of the gross amount of each of our future orderly capital raising transactions up to a cumulative total of $3.0 million, including the $0.8 million related to the IPO and subsequent private placement.

We believe that the proceeds from our IPO, private placement and shelf registration will enable us to fund our operating expenses and capital expenditures through at least the next 12 months from the issuance of our financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future viability in the long term is dependent on our ability to raise additional capital to finance our operations.

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

Contractual obligations and other commitments

We do not have any material principal contractual obligations and commitments as of December 31, 2023, except as noted below.

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

Pursuant to the NXP800 License Agreement, we are required to make payments to the ICR for certain development and regulatory milestones. As of December 31, 2023, we were obligated to pay up to $22.0 million in milestone payments to the ICR related to pre-approval milestones, up to $178 million (in addition to the $22.0 million) in regulatory and commercial sales milestones and mid-single digit to 10% royalties on a tiered basis based on net sales. Additionally, we will provide the ICR with up to an additional $0.9 million in research and development support. During the year ended

December 31, 2023, we paid the ICR and $0.4 million in additional research and development support payments. As of December 31, 2023, we recorded a liability of $0.2 million associated with additional research and development support payments.

Pursuant to the NXP900 License Agreement, we are required to make payments to the UoE for certain development and regulatory milestones. As of December 31, 2023, we were obligated to make up to $45.5 million in milestone payments to the UoE related to pre-approval milestones, up to $279.5 million in regulatory and commercial sales milestones, mid-single digit to 8% royalties on a tiered basis based on net sales and 2.5% of the gross amount of each of our fund raisings up to a cumulative total of $3.0 million. Additionally, we will provide UoE with up to an additional £580,000 in research and development support. During the year ended December 31, 2023, we paid the UoE $1.0 million in milestone payments and $0.4 million in additional fundraising payments.

We do not currently have any long-term leases. We rent our office space in Fort Lee, New Jersey based on a one-year agreement signed on May 3, 2023.

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

Accrued Research and Development Expense

We record accruals for estimated costs of research, preclinical, clinical and manufacturing development within accrued expenses which are significant components of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers such as contract research organizations in connection with our clinical studies, contract manufacturing organizations, trial sites in connection with our clinical studies and vendors associated with licenses/milestones. We accrue the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. We determine the estimated costs through the reviewing of open contracts, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly for services performed or when contractual milestones are met. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses until the services are rendered.

If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust accrued expenses or prepaid expenses accordingly, which impacts research and development expenses. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

Share-based compensation

We maintain an equity incentive plan as a long-term incentive for employees, consultants and members of our board of directors. The plan allows for the issuance of non-statutory options, or NSOs, and incentive stock options to employees and NSOs to non-employees.

Stock-based compensation is measured using estimated grant date fair value and recognized as compensation expense over the service period in which the awards are expected to vest. We estimate the grant date fair value, and the resulting stock-

based compensation, using the Black-Scholes option-pricing model, and we use the accelerated method based on the multiple-option award approach for expense attribution. The fair-value-based measurements of options granted to non-employees are remeasured at each period end until the options vest and are amortized to expense as earned. The valuation model used for calculating the estimated fair value of stock awards is the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculations, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of our common stock, the related risk-free interest rate and the expected dividend. We have elected to recognize forfeitures of stock-based awards as they occur.

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

As of December 31, 2023, we had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $45.0 million and all of the NOL does not expire but they are limited to 80% of the company’s taxable income in any given tax year.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2023 based on these criteria.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.   Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 11.   Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 14.   Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)Financial Statements.

The following financial statements are filed as part of this report:

NUVECTIS PHARMA INC.

INDEX TO FINANCIAL STATEMENTS

U.S. DOLLARS

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Nuvectis Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nuvectis Pharma, Inc. (the "Company") as of December 31, 2023 and 2022, and the related statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the result of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 5, 2024

We have served as the Company’s auditor since 2021.

Kesselman & Kesselman, 146 Derech Menachem Begin St. Tel-Aviv 6492103, Israel,
P.O Box 7187 Tel-Aviv 6107120, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

Kesselman & Kesselman is a member firm of PricewaterhouseCoopers International Limited, each member firm of which is a separate legal entity

NUVECTIS PHARMA, INC.

BALANCE SHEETS

(USD in thousands, except per share and share amounts)

	December 31,
	2023	2022
Assets
CURRENT ASSETS:
Cash and cash equivalents	19,126	19,993
Other current assets	59	412
TOTAL CURRENT ASSETS	19,185	20,405

TOTAL ASSETS	19,185	20,405

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES
Accounts payables	2,771	2,910
Payable offering costs	—	450
Accrued liabilities	415	445
Employee compensation and benefits	3,798	2,381
TOTAL CURRENT LIABILITIES	6,984	6,186
TOTAL LIABILITIES	6,984	6,186

COMMITMENTS AND CONTINGENCIES, see Note 5

SHAREHOLDERS’ EQUITY: see Note 7

Common Shares, $0.00001 par value – 60,000,000 shares authorized as of December 31, 2023, and December 31, 2022, respectively, 17,418,886, and 15,190,720 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively

	*	*
Additional paid in capital	66,446	46,204
Accumulated deficit	(54,245)	(31,985)
TOTAL SHAREHOLDERS’ EQUITY	12,201	14,219
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	19,185	20,405

*     Represent amount lower than $1,000 USD.

The accompanying notes are an integral part of these financial statements.

NUVECTIS PHARMA, INC.

STATEMENT OF OPERATIONS

(USD in thousands, except per share and share amounts)

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022
OPERATING EXPENSES:
Research and development	15,380	13,227
General and administrative	7,517	6,007

OPERATING LOSS	(22,897)	(19,234)
Finance income	637	149

NET LOSS	(22,260)	(19,085)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(22,260)	(19,085)
BASIC AND DILUTED NET LOSS PER COMMON SHARES OUTSTANDING, see Note 8	(1.43)	(1.51)
Basic and diluted weighted average number of common shares outstanding	15,556,655	12,657,651

The accompanying notes are an integral part of these financial statements.

NUVECTIS PHARMA, INC.

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(USD in thousands, except share amounts)

					Notes
	Redeemable Convertible				received
	Preferred Share		Common Shares		from	Additional		Total
	$0.00001 Par Value		$0.00001 Par Value		Common	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	shares	Capital	Deficit	Equity (Deficit)
BALANCES AT DECEMBER 31, 2021	5,012,280	15,246	4,746,651	*	(*)	1,892	(12,900)	(11,008)
Conversion of Series A redeemable convertible preferred shares	(5,012,280)	(15,246)	5,012,280	*	—	15,246	—	15,246
Issuance of common shares upon initial public offering, net of offering costs of $2,892			3,200,000	*	*	13,108	—	13,108
Issuance of common shares, unexercised prefunded warrants and warrants in private placement, net of offering costs of $1,627			1,015,598	*		14,251		14,251
Exercise of prefunded warrants			909,091	*		—		—
Issuance of restricted share awards			307,100	*				—
Share-based payments				*	—	1,707		1,707
Net Loss							(19,085)	(19,085)
BALANCES AT DECEMBER 31, 2022	—	—	15,190,720	*	(*)	46,204	(31,985)	14,219
Issuance of restricted share awards			663,499	*	—	—	—	—
Exercise of preferred investment options, net of offering costs of $755			1,001,091	*	—	8,906	—	8,906
Exercise of warrants			185,024	*		1,479		1,479
Issuance of common shares, net of offering costs of $174 - At-the-market			371,743	*		5,114		5,114
Exercise of options			6,809	*		38		38
Share-based payments				*	—	4,705		4,705
Net Loss							(22,260)	(22,260)
BALANCES AT DECEMBER 31, 2023	—	—	17,418,886	*	(*)	66,446	(54,245)	12,201

*     Represent amount lower than $1,000 USD.

The accompanying notes are an integral part of these financial statements.

NUVECTIS PHARMA, INC.

STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

	December 31,	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(22,260)	(19,085)
Adjustments to reconcile loss to net cash used in operating activities: Cost of share-based payments	4,705	1,707
Changes in operating assets and liabilities:
Decrease/(increase) in other current assets	353	(321)
(Decrease)/increase in accounts payable	(139)	1,851
(Decrease)/increase in accrued liabilities	(30)	338
Increase in accrued compensation and benefits	1,417	1,951
Net cash used in operating activities	(15,954)	(13,559)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares - At-the market offering	5,289	—
Issuance costs related to At-the-market offering	(174)	—
Proceeds from issuance of common shares upon initial public offering	—	16,000
Issuance costs related to initial public offering	(341)	(2,551)
Proceeds from issuance of common shares and pre-funded warrants in private placement	—	15,879
Proceeds from exercise of warrants, options, and preferred investment option	11,192	—
Issuance costs related to the exercise of warrants, and preferred investment option	(371)	—
Issuance costs related to private placement	(508)	(1,518)
Net cash provided by financing activities	15,087	27,810
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(867)	14,251
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,993	5,742
CASH AND CASH EQUIVALENTS AT END OF PERIOD	19,126	19,993

Supplemental noncash disclosure of investing and financing activities:
Unpaid issuance costs related to the private placement	—	450

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

The Company is a biopharmaceutical company, which operates as one segment, focused on the development of novel targeted small molecule therapeutics for the treatment of cancer in genetically defined patient populations. The Company’s precision medicine approach translates key scientific insights relating to the oncogenic drivers and pathway addiction of cancer into potential potent and highly selective anticancer drugs.

b.

In May 2021, the Company entered into a worldwide, exclusive license agreement with the CRT Pioneer Fund (“CRT”) (see note 5a). In August 2021, the Company entered into a worldwide, exclusive license agreement with the University of Edinburgh, Scotland for the Company’s second drug candidate (see note 5a).

c.	Initial Public Offering

On February 8, 2022, the Company’s shares began trading on the NASDAQ under symbol “NVCT” (see note 6b)

d.	Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses since its inception and had an accumulated deficit of $54.2 million as of December 31, 2023. The Company had cash and cash equivalents of $19.1 million as of December 31, 2023 and has not generated positive cash flows from operations. To date, the Company has been able to fund its operations primarily through the issuance and sale of common shares and redeemable convertible preferred shares.

During the year ended December 31, 2023, the Company sold a total of 371,743 shares of common stock under the ATM for aggregate total gross proceeds of approximately $5.3 million at an average selling price of $14.23 per share, resulting in net proceeds of approximately $5.1 million after deducting commissions and other transaction costs. See note 11.e for at-the-market activity subsequent to December 31, 2023.

Based on management’s cash flow projections, the Company believes that the Company’s currently available cash and cash equivalents as of December 31, 2023 is sufficient to fund the Company’s planned operations for a period greater than 12 months from the issuance of these financial statements. The Company will need to raise additional capital in order to complete the clinical trials aimed at developing the product candidates until obtaining its regulation and marketing approvals. There can be no assurances that the Company will be able to secure such additional financing if at all, or at terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, or reduce our products’ development, clinical trials, commercialization efforts or other operations, or even close down or liquidate.

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

c.	Use of Estimates in the Preparation of Financial Statements

The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to accruals for research and development expenses, valuation of share based compensation awards, and valuation allowances for deferred tax assets. These estimates and assumptions are based on current facts, future expectations, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

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

The Company did not recognize foreign currency transaction gains or losses in the years ended December 31, 2023 and December 31, 2022.

e.	Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, with maturities of three months or less at the date acquired.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

f.	Concentrations of Credit Risk

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

g.	Leases

In accordance with Accounting Standards Codification (“ASC”) 842, Leases, the Company defines a short-term lease if a lease has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. At the inception of the lease and as of December 31, 2023, the Company determined all leases were classified as short-term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term in general and administrative. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The operating lease costs for 2023 and 2022 were $14 thousand and $13 thousand, respectively.

h.	Research and Development Expenses

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

i.	General and Administrative

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

j.	Loss Contingencies

Certain conditions may exist as of the date of the financial statements, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

Management applies the guidance in ASC 450-20-25 when assessing losses resulting from contingencies. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is recorded as

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

accrued expenses in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material are disclosed. As of December 31, 2023, and December 31, 2022, no contingent liabilities have been recognized.

k.	Share-Based Compensation

The Company accounts for employees’, directors’ and service providers’ share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period. The equity awards could come in the form of options, warrants and RSAs.

The Company elected to recognize compensation costs for awards using the accelerated method based on the multiple-option award approach. Performance based awards are expensed over the vesting period only if the achievement of performance criteria is probable.

The Company has elected to recognize forfeitures as they occur.

For options containing a market condition, the market conditions are required to be considered when calculating the grant date fair value. ASC 718 requires selection of a valuation technique that best fits the circumstances of an award. (see note 7). In order to reflect the substantive characteristics of the market condition option award, a Monte Carlo simulation valuation model was used to calculate the grant date fair value of such options. Expense for the market condition options is recognized over the derived service period as determined through the Monte Carlo simulation model.

l.	Comprehensive Loss

Comprehensive loss includes no items other than net loss.

m.	Income Taxes
1)	Deferred taxes

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

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

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

n.	Net Loss Per Share

The Company’s basic net loss per share is calculated by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares and vested ordinary shares issuable for little or no further consideration outstanding during the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of ordinary shares are anti-dilutive.

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

o.	Fair Value Measurement

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

The money market accounts totaling $17.1 million are included in cash and cash equivalents and are considered Level 1.

During the years ended December 31, 2023 and 2022, respectively, there were no transfers between fair value measure levels. The Company had no financial assets and liabilities measured at fair value as of December 31, 2023 and 2022, respectively. Other financial instruments consist mainly of cash and cash equivalents, other current assets, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

p.	Deferred Offering Costs

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

q.	Redeemable Convertible Preferred Shares

When the Company issues convertible preferred shares, it considers the provisions of ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) in order to determine whether the preferred share should be classified as a liability. If the instrument is not within the scope of ASC 480, the Company further analyzes the instrument’s characteristics in order to determine whether it should be classified within temporary equity (mezzanine) or within permanent equity in accordance with the provisions of ASC 480-10-S99. The Company’s redeemable convertible preferred shares are not mandatorily or currently redeemable. However, they include a liquidation or deemed liquidation events that would constitute a redemption event that is outside of the Company’s control. As such, all shares of redeemable preferred shares have been presented outside of permanent equity. Upon the consummation of the IPO, all of the Company's preferred shares were converted into common shares and reclassified from temporary equity, into permanent equity.

r.	Warrants

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

If the warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common shares and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income (expense), net in the statements of operations. Equity-classified warrants are accounted for at consideration received on the issuance date with no changes in fair value recognized after the issuance date. As of December 31, 2023 and 2022, respectively, all of the Company’s outstanding warrants are equity-classified warrants. See Note 6d.

s.	Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASU 2016-13 on January 1, 2023 and such adoption did not impact the Company’s financial position, results of operations, cash flows or net loss per share.

t.	Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, FASB issued an Accounting Standard Update No. 2023-09 “Income Taxes (Topic 740)” to enhance the transparency and decision usefulness of income tax disclosure. The amendments in this Update mandate public entities to disclose specific categories in the rate reconciliation and additional information for reconciling items that meet quantitative threshold in the annual tax rate reconciliations. Update requires to present a table showing percentages and currency amounts, outlining tax related aspects such as state/local income tax, foreign tax effect, changes in tax law, credits, valuation allowances, nontaxable and nondeductible items, unrecognized tax benefits. Items that impact tax calculations by 5% and more are required to be disclosed separately, with certain categories required to be disaggregated by jurisdiction or nature. Reconciling items are categorized based on state/local, foreign, or federal/national tax levels. Some items can be presented on a net basis, while others need gross presentation. Entities must provide explanations of the major state/local jurisdictions affecting taxes and explain individual reconciling items. Additionally, the amendments in this Update require that all entities must disclose amount of income taxes paid disaggregated by federal(national) state and by individual jurisdictions in which income taxes paid if equal to or greater than 5% of total income taxes paid. The amendments also require entities to disclose income from continuing operations before income tax expense, and income tax expenses categorized by federal/national, state, and foreign levels. Moreover, certain previous disclosure requirements, like estimating changes in unrecognized tax benefits and cumulative temporary differences in deferred tax liabilities, are eliminated. The amendment in this Update also replaces the term "public entity" with "public business entity" in Topic 740 definitions.

The amendments in this Updated are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. Retrospective application is permitted. The Company is currently evaluating the impact that ASU No. 2023-09 will have on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU improves reportable segments disclosure requirements,

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

primarily through enhanced disclosures about significant segment expenses.  The ASU also require that a public entity that has a single reportable segment to provide all the disclosures required by the amendments and all existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

NOTE 3 – RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consisted of the following (in thousands):

	For the year ended	For the year ended
	December 31,	December 31,
	2023	2022
Employee compensation and benefits	6,310	4,648
Clinical expense	4,296	3,714
License fee	1,001	2,297
Manufacturing	3,495	2,170
Professional services and other	278	398
Total research and development expenses	15,380	13,227

NOTE 4 – GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses consisted of the following (in thousands):

	For the year ended	For the year ended
	December 31,	December 31,
	2023	2022
Professional and consulting services	3,460	2,381
Employee compensation and benefits	2,298	1,756
Insurance	842	1,183
Travel	369	262
Other	548	425
Total general and administrative expenses	7,517	6,007

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

a.	License agreement

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

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

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

On March 31, 2022, the Company and ICR revised the license agreement for research and development support to a total of $865,000 (to allow for additional research activities). $0.6 million and $0.3 million of expense of the research and development support was recognized during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, all the expense has been recognized.

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

For the years ended December 31, 2023 and 2022, the Company paid zero and $1.0 million in license fees associated with the achievement of certain milestones, respectively. These expenses were recorded as research and development expenses. Any potential future research support, milestone or royalty payment amounts have not been accrued at December 31, 2023 and 2022 due to the uncertainty related to the achievement of these events, milestones or commitments to additional research.

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

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

development of the Licensed Technology, which is licensed under the License Agreement) according to the Work Plan. The Company has agreed to provide funding to Edinburgh to support such collaboration.

The Parties wish to enter into this Agreement to set out the terms for the provision of such funding by the company and the terms of the development collaboration formed between the Parties. In consideration of the obligations of Edinburgh, the Company shall pay the Project Costs in the amount of $772,000, payable over 18 months. As of December 31, 2023, UoE’s research and development as described above has not yet begun and therefore no expenses were recorded in the financial statements.

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

For the year ended December 31, 2023, the Company paid $1.0 million related to the achievement of certain milestones and $0.4 million associated with the private placement which was recorded as a liability and recorded as a research and development expense as of December 31, 2022. For the year ended December 31, 2022, the Company paid $0.5 million related to the one-year anniversary milestone and $0.4 million associated with the IPO. During the years ended December 31, 2023 and 2022, respectively, these expenses were recorded as research and development expenses. As of December 31, 2023, the Company has paid UoE $0.8 million of the total $3.0 million related to the fund raising commitment. Any potential future research support, milestone or royalty payment amounts have not been accrued at December 31, 2023 and 2022 due to the uncertainty related to the achievement of these events, milestones or commitments to additional research.

b.	Contingencies

As of December 31, 2023, and 2022, no contingent liabilities have been recognized.

NOTE 6 – REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ DEFICIT:

On February 3, 2022, the Company amended its certificate of incorporation such that the total number of shares of all classes of capital shares authorized to be issued was increased to 65,000,000, with 5,000,000 shares designated as preferred share with a par value of $0.00001, and 60,000,000 shares designated as common share with a par value of $0.00001.

On February 8, 2022, the Company completed an IPO in which it sold 3,200,000 common shares at $5.00 per share and received net proceeds of $13.6 million, after underwriting discounts and commissions, of $1.1 million and expenses of $1.8 million.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

Additionally, on February 8, 2022, in connection with the closing of the IPO, 5,012,280 shares of Series A redeemable convertible preferred shares, respectively, automatically converted into an equal number of shares of common share. Beginning on the IPO date, there were no shares of convertible preferred shares outstanding as of December 31, 2023 and 2022.

b.	Redeemable Convertible Preferred Shares

During June and July 2021, the Company entered into an investment agreement with its founders and certain new investors to issue 128,520 redeemable convertible preferred shares (“Preferred Shares”) in a total amount of approximately $15.3 million in which $1.73 million were invested by related parties on the same terms as all investors in the Preferred Shares.

Conversion Rights —

Trigger Events — Upon either (a) the closing of a Deemed Liquidation Event, (b) an initial public offering the Corporation’s securities on a major public stock exchange (including, without limitation and for illustration purposes, the Nasdaq Stock Market’s National Market or the New York Stock Exchange) resulting in at least $15,000,000 of proceeds to the Corporation, or (c) the vote or written consent of the majority of the Preferred Shareholders (the time of such closing or the date and time specified or the time of the event specified in such vote or written consent is referred to herein as the “Mandatory Conversion Time”), then (i) all outstanding shares of Preferred Shares shall automatically be converted into shares of Common Shares, at the then effective conversion rate as calculated as follows — each share of Preferred Shares shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Common Shares as is determined by dividing the Original Issue Price ($119.0476) by the Conversion Price ($3.05 per share, subject to appropriate adjustment in the event of any share dividend, share split, combination or other similar recapitalization or event with respect to the applicable Preferred Shares). Such initial Conversion Price, and the rate at which shares of Preferred Shares may be converted into shares of Common Shares, shall be subject to adjustment as detailed in the Company’s Certified of Incorporation in effect at the time of conversion (as of December 31, 2021 the conversion is $3.05 per share) (ii) such shares may not be reissued by the Corporation.

During February 2022 the company completed the IPO and the convertible preferred shares were converted to common shares.

c.	Rights of the Company’s common shares

Each ordinary share confers upon its holder the right to one vote and to receive dividends as declared by the Board of Directors of the Company. Since its inception, the Company has not declared any dividends.

In the event of our liquidation, dissolution or winding up, holders of the Company common shares will be entitled to share ratably in all assets remaining after payment of all debts and other liabilities.

As of December 31, 2023, no dividends have been declared.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

d.	Private Placement in Public Entity

On July 29, 2022, the Company closed a private placement offering (the “July Private Placement”), pursuant to the terms and conditions of a Securities Purchase Agreement (the “Agreement”), dated July 27, 2022. In connection with the July Private Placement, the Company issued 1,015,598 shares of common shares (the “Shares”), pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 909,091 shares of common shares and preferred investment options (the “Preferred Investment Options”) to purchase up to an aggregate of 1,924,689 shares of common shares. The purchase price of each Share and each Pre-Funded Warrant was the $8.25.  The purchaser received one Preferred Investment Option for no consideration, with each Share or Pre-Funded Warrant purchased. The aggregate net cash proceeds to the Company from the July Private Placement were approximately $14.3 million, after deducting placement agent fees and other offering expenses. The Pre-Funded Warrants had an exercise price of $0.001 per share, were exercisable on or after August 24, 2022, and are exercisable until the Pre-Funded Warrants were exercised in full. The Preferred Investment Options became exercisable on January 23, 2023 and are exercisable at any time on or after January 23, 2023 through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the Agreement. As of December 31, 2023, 1,001,091 Preferred Investment Options were exercised for $8.9 million, net of fees. The Company agreed to pay the placement agent a fee and management fee equal to 7.0% and 1.0%, respectively, of the aggregate gross proceeds from the July Private Placement. In addition, the Company issued warrants to the placement agent to purchase up to 115,481 shares of common shares. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31. The Preferred Investment Options, the Pre-Funded Warrants, and the placement agent warrants are collectively referred to as the “Private Placement Warrants”. As of December 31, 2023 79,104 placement agent warrants were exercised for which the Company has received $0.8 million.

The Company evaluated the terms of the Private Placement Warrants and determined that they should be classified as equity instruments based upon accounting guidance provided in ASC 480 and ASC 815-40. Since the Company determined that the Private Placement Warrants were equity-classified, the Company recorded the proceeds from the July Private Placement, net of issuance costs, within common shares at par value and the balance of the net proceeds to additional paid in capital. As of December 31, 2023, the outstanding Preferred Investment Options, and the placement agent warrants were not exercisable.

e.	At-the-Market Agreement

On March 17, 2023, the Company filed a shelf registration statement on Form S-3 (the “S-3”), which was declared effective on March 29, 2023. Under the S-3, the Company may sell up to a total of $150 million of its securities. In connection with the S-3, the Company entered into an At-the-Market agreement (“ATM”) with H.C. Wainwright & Co., LLC (“Agent”) relating to the sale of shares of common shares. Under the ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any common shares.

During the year ended December 31, 2023, the Company sold a total of 371,743 shares of common shares under the ATM for aggregate total gross proceeds of approximately $5.3 million at an average selling price of $14.23 per share, resulting in net proceeds of approximately $5.1 million after deducting commissions and other transaction costs.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 7 – SHARE BASED PAYMENTS

a.	Share Based Payments

In January 2023, the Company granted 43,500 options with an exercise price of $7.51 per share, to a service provider, which will become exercisable between January 19, 2023, and January 18, 2025, into common shares based on the achievement of service condition, market condition or performance condition. As of December 31, 2023, 21,000 options were exercisable. Service condition options totaled 22,500, had an estimated value based on Black-Scholes of approximately $74,000 and were exercisable as of December 31, 2023.  Performance condition options totaled 12,000, had an estimated value based on Black-Scholes of approximately $39,000 and were exercisable as of December 31, 2023.  Market condition options totaling 9,000 options have a market condition which was achieved by December 31, 2023, and an estimated value of $20,000 based on a Monte Carlo model. 2,792 options have been exercised as of December 31, 2023. The fair value of options was evaluated at the grant date using a Black-Scholes Option Pricing Model for various possible scenarios.

The following table summarizes assumptions used for the Black-Scholes model at the grant date:

Risk-free interest rate	4.09%
Common stock price	$7.51
Expected dividend yield	—
Expected term (in years)	2
Expected volatility	75%

In February 2022, the Company granted to the underwriter of the IPO 128,000 fully vested warrants upon the IPO, exercisable into common shares with an exercise price of $6.25 per share for 5 years after the grant date. The 128,000 fully vested warrants have an estimated value (based on Black-Scholes model) of approximately $458,000 and were recognized as a reduction from gross proceeds of the IPO. As of December 31, 2023, IPO warrants totaling 105,920 were exercised for $0.7 million.

The following table summarizes assumptions used for the Black-Scholes model at the grant date:

Risk-free interest rate	1.78%
Common stock price	$5.00
Expected dividend yield	—
Expected term (in years)	5
Expected volatility	99%

In July 2022, the Company granted to the private placement agent of July Private Placement, 115,481 warrants which become exercisable any time between January 23, 2023 and January 29, 2026, exercisable into common share with an exercise price of $10.31 per share. The 115,481 warrants have an estimated value (based on Black-Scholes model) of approximately $618,000. As of December 31, 2023 79,104 placement agent warrants were exercised for which the Company has received $0.8 million.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

The following table summarizes assumptions used for the Black-Scholes model at the grant date:

Risk-free interest rate	2.86%
Common stock price	$9.26
Expected dividend yield	0
Expected term (in years)	3.5
Expected volatility	86.06%

Volatility was estimated based on the historic volatility of comparable public companies.

b.	2021 Incentive Plan

In May 2021, the Company’s board of directors approved an equity incentive plan (hereafter — “2021 Plan”), in which the Company has reserved a total amount of 408,486 common shares for issuance in connection with the Option Agreement. In February 2022, the Company’s board of directors approved an increase to total shares under the incentive plan to 1,500,000. An amendment to the 2021 Plan was approved by holders of a majority of the voting power of the common shares of the Company in June 2023 to increase the total shares under the incentive plan to 2,500,000. In addition, the amendment provides that on January 1 of each calendar year beginning in 2024 and ending in and including 2033, this authorization limit will automatically increase to the extent necessary so that the number of shares available for issuance pursuant to future awards granted after such date under the 2021 Plan is not less than (i) six percent (6%) of the number of shares outstanding as of the last day of the immediately preceding calendar year or (ii) such lesser number of shares as may be determined by the Board.

The 2021 Plan provides for a variety of share-based compensation awards, including options, restricted share unit awards, or other shares. Under the 2021 Plan, the Company generally grants share-based awards with service-based vesting conditions only. Options and restricted share unit awards granted typically vest over a three-year period, but may be granted with different vesting terms.

Mr. Ron Bentsur, Dr. Enrique Poradosu and Mr. Shay Shemesh will be eligible for fully vested common shares equal to 1%, 0.5% and 0.5%, respectively, of the then fully diluted share count when the Company reaches an average capitalization over a 30-day period of $350 million or higher.  As of December 31, 2023, the market capitalization has not been achieved.

The following table summarizes the Company’s option activity for the year ended December 31, 2023, for the 2021 Incentive Plan:

			Weighted
	Number of	Weighted average	average	Aggregated
	shares under	Exercise price per	remaining	Intrinsic value
	option	Option	Life	(in thousands)
Balance, December 31, 2022	311,590	4.20	8.79	1,042
Granted	43,500	7.51
Exercised	(6,809)	5.91
Forfeited	—	—
Outstanding – December 31, 2023	348,281	4.59	7.94	1,317
Exercisable – December 31, 2023	210,836	4.22	7.99
Expected to vest – December 31, 2023	348,281	4.59	7.94	1,317

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

As of December 31, 2023, there was $0.2 million of unrecognized share-based compensation expense related to unvested options that is expected to be recognized over a weighted-average period of 0.65 years.

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

Restricted Share Awards

Restricted stock awards (RSAs) have been granted to employees and directors. The value of an RSA award is based on the Company’s stock price on the date of grant using hybrid pricing model with a combination of the Black-Scholes Option Pricing Model (OPM) and the P-WERM model for various possible scenarios. The shares underlying the RSA awards are not issued until the RSAs vest. Upon vesting, each RSA converts into one share of the Company’s common shares. The Company has granted RSAs pursuant to the 2021 plan.

On April 1, 2022, the Company issued 120,000 RSAs to Mr. Ron Bentsur and 60,000 RSAs each to Dr. Enrique Poradosu and Mr. Shay Shemesh. All RSAs granted to these founders of the Company vest over three years with 1/3 vesting on each anniversary of the date of the grant.  The fair value of these RSAs was determined to be $1.7 million.  On March 29, 2023, the vesting of the first 1/3 of the grant was extended to January 11, 2024, the second vesting extended to April 2, 2024 and the third vesting extended to April 2, 2025.

On January 12, 2023, the Company issued 210,000 RSAs to Mr. Ron Bentsur and 115,000 RSAs each to Dr. Enrique Poradosu and Mr. Shay Shemesh. All RSAs granted to these founders of the Company vest over three years with 1/3 vesting on each anniversary of the date of the grant.  The fair value of these RSAs was determined to be $3.3 million.

The following table summarizes the Company’s RSA activity for the year ended December 31, 2023, as described above from the 2021 Incentive Plan:

		Weighted	Weighted average	Aggregated
	Number of	average grant	contractual term	Intrinsic value
	shares	date fair value	(in years)	(in thousands)
Balance, December 31, 2022	338,807	7.15	2.22	2,541
Granted	663,499	8.76
Vested	(60,810)	8.32
Outstanding – December 31, 2023	941,496	8.23	1.80	7,852
Expected to vest – December 31, 2023	941,496	8.23	1.80	7,852

As of December 31, 2023, there was $2.5 million of total unrecognized compensation cost related to RSAs that is expected to be recognized over a weighted average period of 1.8 years.

The total fair value of RSAs vested for the year ended December 31, 2023, was $0.3 million.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

On July 27, 2021, Mr. Ron Bentsur, Dr. Enrique Poradosu, and Mr. Shay Shemesh were granted 96,759 RSAs, 48,399 RSAs and 48,399 RSAs, respectively, which were not part of the Incentive Plan and excluded from the table above.  On March 29, 2023, January 1, 2023, July 1, 2022 and December 13, 2022, the vesting of these grants was extended to July 15, 2024, April 1, 2023, January 1, 2023 and June 30, 2022, respectively. Also see note 11 for subsequent vesting extensions.

c.	Share compensation expense

For the period ended December 31, 2023, the Company recognized expenses of $2.1 million as part of the general and administrative expenses and $2.6 million as part of the research and development expenses.

For the period ended December 31, 2022, the Company recognized expenses of $0.8 million as part of the general and administrative expenses and $0.9 million as part of the research and development expenses.

NOTE 8 – NET LOSS PER SHARE:

a.	Basic

Basic net loss per share is calculated by dividing the net loss attributable to the Company’s shareholders by the weighted average number of common shares outstanding.

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022
	in thousand U.S. dollars except per share and share amounts
Loss attributable to common shareholders	(22,260)	(19,085)
Basic and diluted net loss per common share	(1.43)	(1.51)
Weighted average of common share outstanding	15,556,655	12,657,651

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of Ordinary Shares in issue during the year.

	For the year ended December 31,
	2023	2022

Weighted average of common shares	16,691,708	13,205,888
Unvested RSAs	(1,135,053)	(548,237)
Weighted average of common share outstanding	15,556,655	12,657,651

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

b.	Diluted

As of December 31, 2023 and 2022, respectively, the Company excluded potentially dilutive securities from the calculation of diluted net loss per Ordinary Share because their effects would have been anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per Ordinary Share because their effect would have been anti-dilutive for the years presented:

	For the year ended	For the year ended
	December 31,	December 31,
	2023	2022
Common shares issuable in relation to:
Warrants	159,870	344,374
Options	348,281	311,590
Unvested RSA	1,135,053	548,237

NOTE 9 – INCOME TAXES:

a.

The Company has not recorded an income tax benefit for the years ended December 31, 2023 and 2022, respectively. The Company has incurred net pre-tax losses in the United States only for all periods presented. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

b.	Tax Rates:

Income of the Company is taxed according to the federal tax laws in the US and the relevant state laws. The U.S tax rate in 2023 and 2022 is 26.9% comprising U.S statutory tax rates of 21% and state tax rate of 5.9%. For the years ended years ended December 31, 2023 and 2022, the Company’s effective tax rate is below the federal statutory income tax rate of 21% primarily due to state income taxes, net of federal benefit and the Company’s position to establish a full valuation allowance on its deferred tax assets.

c.	Corporate Taxation in the U.S.

The applicable corporate tax rate for the Company is 21%.

As of December 31, 2023, the Company has an accumulated tax loss carryforward of approximately $35.0 million (as of December 31, 2022, $23.0 million). Under U.S. tax laws, subject to certain limitations, carryforward tax losses originating in tax year have no expiration date, but they are limited to 80% of the company’s taxable income in any given tax year.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the year-ended
Percentage of pre-tax income	2023	2022
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	6%	6%
Stock based compensation	—%	—%
Other	(5)%	(5)%
Change in valuation allowance	(22)%	(22)%
Income taxes provision (benefit)	—%	—%

d.	Tax Assessments

The Company has not been taxed since its inception.

e.	Deferred Taxes

The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of	As of
	December 31, 2023	December 31, 2022
	(in thousands USD)	(in thousands USD)
Deferred tax asset:
Net operating loss carry forward	9,625	6,120
Share Compensation	2,236	969
Research and Development credits	52	52
Accruals and reserves	2,578	1,432
Total deferred tax assets	14,491	8,573
Valuation allowance	(14,491)	(8,573)
Deferred tax assets recognized	—	—

As the achievement of required future taxable income is not likely, the Company recorded a full valuation allowance. The following table presents a reconciliation of the beginning and ending valuation allowance:

	As of	As of
	December 31, 2023	December 31, 2022
	(in thousands USD)	(in thousands USD)
Balance at beginning of the year	8,573	3,471
Additions to valuation allowance	5,918	5,102
Release of valuation allowance	—	—

Balance at end of the year	14,491	8,573

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 10 – RELATED PARTY TRANSACTIONS:

a.	As for related party transactions regarding equity grants, see note 7 and note 11.

NOTE 11 – SUBSEQUENT EVENTS:

a.	On January 4, 2024, the Company issued 130,000 RSAs each to Dr. Enrique Poradosu and Mr. Shay Shemesh.

b.	On January 4, 2024, the vesting of the July 2021 grant to Mr. Ron Bentsur, Dr. Enrique Poradosu and Mr. Shay Shemesh was extended to July 15, 2024

c.	On January 4, 2024, the vesting of the April 2022 grant to Mr. Ron Bentsur, Dr. Enrique Poradosu and Mr. Shay Shemesh first 1/3 vesting of the grant was extended to July 15, 2024, the second 1/3 vesting was extended to July 15, 2024 and the third vesting remained at April 2, 2025.

d.	On January 4, 2024, the vesting of the January 2023 grant to Mr. Ron Bentsur, Dr. Enrique Poradosu and Mr. Shay Shemesh first 1/3 vesting of the grant was extended to July 15, 2024, the second remained at January 12, 2025 and the third vesting remained at January 12, 2026.

e.	Through the completion of the subsequent events review, the Company sold a total of 422,130 shares of common stock under the ATM for aggregate total gross proceeds of approximately $3.9 million at an average selling price of $9.31 per share, resulting in net proceeds of approximately $3.8 million after deducting commissions and other transaction costs.

(b)Exhibits.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Nuvectis Pharma, Inc., filed as exhibit 3.1 to the Form 8-K filed on February 4, 2022 and incorporated herein by reference.

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

19.1	Nuvectis Pharma, Inc. Insider Trading Policy *

21.1	List of subsidiaries of Nuvectis Pharma, Inc. *

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page). *

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97.1	Clawback Policy*

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.
**	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
#	Management Compensation Arrangement.

Item 16.   Form 10-K Summary

The Company has elected not to provide summary information.

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 5th day of March 2024.

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

Signature	Title	Date

/s/ Ron Bentsur	Chairman, Chief Executive Officer and President
Ron Bentsur	(Principal Executive Officer)	March 5, 2024

/s/ Michael J Carson	Vice President of Finance
Michael J Carson	(Principal Financial and Accounting Officer)	March 5, 2024

/s/ Kenneth Hoberman
Kenneth Hoberman	Director	March 5, 2024

/s/ James F. Olivero III
James F. Oliviero III	Director	March 5, 2024

/s/ Matthew L. Kaplan
Matthew L. Kaplan	Director	March 5, 2024