Form 10-Q
period 2024-03-31
Nuvectis Pharma, Inc.
filed 2024-05-07
CIK 1875558

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 03, 2024
Common Stock, $0.00001 par value	18,356,060

NUVECTIS PHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVECTIS PHARMA, INC.

CONDENSED BALANCE SHEETS

(USD in thousands, except per share and share amounts)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
CURRENT ASSETS
Cash and cash equivalents	$19,464	$19,126
Other current assets	250	59
TOTAL CURRENT ASSETS	19,714	19,185

TOTAL ASSETS	$19,714	$19,185

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES
Accounts payables	$1,759	$2,771
Accrued liabilities	486	415
Employee compensation and benefits	3,447	3,798
TOTAL CURRENT LIABILITIES	5,692	6,984
TOTAL LIABILITIES	5,692	6,984

COMMITMENTS AND CONTINGENCIES, see Note 3

SHAREHOLDERS’ EQUITY see Note 4

Common Shares, $0.00001 par value – 60,000,000 shares authorized as of March 31, 2024, and December 31, 2023, respectively, 18,356,060, and 17,418,886 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively

	*	*
Additional paid in capital	72,438	66,446
Accumulated deficit	(58,416)	(54,245)
TOTAL SHAREHOLDERS’ EQUITY	14,022	12,201
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,714	$19,185

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended March 31
	2024	2023
OPERATING EXPENSES
Research and development	$2,660	$2,367
General and administrative	1,736	1,734

OPERATING LOSS	(4,396)	(4,101)
Finance income	225	52

NET LOSS	$(4,171)	$(4,049)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,171)	$(4,049)
BASIC AND DILUTED NET LOSS PER COMMON SHARES OUTSTANDING, see Note 6	$(0.25)	$(0.27)
Basic and diluted weighted average number of common shares outstanding	16,559,335	14,724,249

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

	Common Stock		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2022	15,190,720	*	$ 46,204	$(31,985)	$14,219
Share based payments	—	*	1,402	—	1,402
Issuance of restricted share awards	585,499	*	—	—	—
Exercise of preferred investment options	4,000	*	39		39
Exercise of warrants	105,920	*	663		663
Net loss for the period	—	—	—	(4,049)	(4,049)
BALANCES AT MARCH 31, 2023	15,886,139	*	$ 48,308	$(36,034)	$12,274

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

	Common Stock		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2023	17,418,886	*	$66,446	$(54,245)	$12,201
Share based payments	—	—	1,296	—	1,296
Issuance of restricted share awards	434,527	—	—	—	—
Issuance of common shares, net of offering costs of $153 - At-the-market	502,647	*	4,696	—	4,696
Net loss for the period	—	—	—	(4,171)	(4,171)
BALANCES AT MARCH 31, 2024	18,356,060	*	$72,438	$(58,416)	$14,022

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,171)	$(4,049)
Adjustments to reconcile loss to net cash used in operating activities: Cost of share-based payments	1,296	1,402
Changes in operating assets and liabilities:
Increase in other current assets	(191)	(328)
Decrease in accounts payable	(1,012)	(814)
Increase/(Decrease) in accrued liabilities	71	(289)
Decrease in accrued compensation and benefits	(351)	(699)
Net cash used in operating activities	$(4,358)	$(4,777)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares - At-the market offering	$4,849	$—
Issuance costs related to At-the-market offering	(153)	—
Issuance costs related to initial public offering	—	(341)
Proceeds from exercise of warrants, options, and preferred investment option	—	702
Issuance costs related to private placement	—	(109)
Net cash provided by financing activities	$4,696	$252
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	$338	$(4,525)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$19,126	$19,993
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,464	$15,468

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

b.	In May 2021, the Company entered into a worldwide, exclusive license agreement with the CRT Pioneer Fund (“CRT”) (see Note 3a). In August 2021, the Company entered into a worldwide, exclusive license agreement with the University of Edinburgh, Scotland for the Company’s second drug candidate (see Note 3a).
c.	In February 2022, the Company’s shares began trading on the NASDAQ under the symbol “NVCT”.
d.	Liquidity and Capital Resources

The Company has incurred net operating losses since its inception and had an accumulated deficit of $58.4 million as of March 31, 2024. The Company had cash and cash equivalents of $19.5 million as of March 31, 2024 and has not generated positive cash flows from operations. To date, the Company has been able to fund its operations primarily through the issuance and sale of common stock.

During the three months ended March 31, 2024, the Company sold a total of 502,647 common shares under its At-the-Market Program for aggregate total gross proceeds of approximately $4.8 million at an average selling price of $9.31 per share, resulting in net proceeds of approximately $4.7 million after deducting issuance costs.

Management believes that its existing cash and cash equivalents as of March 31, 2024 enable the Company to fund planned operations for at least 12 months following the issuance date of these condensed financial statements.

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

In the opinion of management, the unaudited condensed financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the period ended March 31, 2024 are not necessarily indicative of those expected for the year ending December 31, 2024 or for any future period. The condensed balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2024.

The significant accounting policies adopted and used in the preparation of the financial statements are consistent with those of the previous financial year.

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

During the three months ended March 31, 2024 and 2023, there were no transfers between fair value measure levels. Other financial instruments consist mainly of cash and cash equivalents, other current assets, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

d.	Recently Issued Accounting Pronouncements Not Yet Adopted

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial position or results of operations. No new accounting standards were adopted during the period.

NOTE 3 – COMMITMENTS AND CONTINGENCIES:

a.	License Agreements

CRT Pioneer Fund License Agreement

There have been no material changes to the CRT Pioneer Fund License Agreement, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 5, 2024 (see Note 5a in the Notes to the Financial Statements in our Annual Report).

Any potential milestone or royalty payment amounts have not been accrued as of March 31, 2024 and December 31, 2023 due to the uncertainty related to the achievement of these events or milestones.

University of Edinburgh License Agreement

There have been no material changes to the University of Edinburgh (“UoE”) License Agreement as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 5, 2024 (see Note 5a in the Notes to the Financial Statements in our Annual Report).

Any potential future research support, milestone or royalty payment amounts have not been accrued as of March 31, 2024 and December 31, 2023 due to the uncertainty related to the achievement of these events, milestones or commitments to additional research. As of March 31, 2024, the Company has paid UoE $0.8 million of the total $3.0 million related to the fund-raising commitment.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

b.	Related Party Transactions

There have been no related party transactions as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 5, 2024 (see Note 10 in the Notes to the Financial Statements).

c.	Contingencies

As of March 31, 2024, and December 31, 2023, there are no contingent liabilities, therefore, no provision was made.

NOTE 4 – SHAREHOLDERS’ EQUITY:

a.	Private Placement in Public Entity

On July 29, 2022, the Company closed a private placement offering (the “July 2022 Private Placement”), pursuant to the terms and conditions of a Securities Purchase Agreement (the “Agreement”), dated July 27, 2022. In connection with the July 2022 Private Placement, the Company issued 1,015,598 shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 909,091 shares of common stock which were fully exercised as of December 31, 2022 and preferred investment options (the “Preferred Investment Options”) to purchase up to an aggregate of 1,924,689 shares of common stock. The Company agreed to pay the placement agent fee and management fee equal to 7.0% and 1.0%, respectively, of the aggregate gross proceeds from the July 2022 Private Placement including the exercise of the Preferred Investment Options. The Preferred Investment Options became exercisable on January 23, 2023 and are exercisable through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the Agreement. As of March 31, 2024, 1,001,091 Preferred Investment Options were exercised for $8.9 million, net of fees. In addition, as part of the July 2022 Private Placement, the Company issued warrants to the placement agent to purchase up to 115,481 shares of common stock. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31. As of March 31, 2024, 79,104 placement agent warrants were exercised for which the Company has received $0.8 million.

b.	At-the-Market Program

During the three months ended March 31, 2024, the Company sold a total of 502,647 common shares under our At-the-Market Offering Agreement with H. C. Wainwright & Co. (the “ATM Program”) for aggregate total gross proceeds of approximately $4.8 million at an average selling price of $9.31 per share, resulting in net proceeds of approximately $4.7 million after deducting commissions and other transaction costs.

As of March 31, 2024, approximately $29.9 million of securities remain available under the ATM Program.

NOTE 5 – SHARE BASED PAYMENTS:

a.	2021 Global Equity Incentive Plan (“Incentive Plan”)

The following table summarizes the Company’s stock option activity in the Incentive Plan for the three months ended March 31, 2024:

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

			Weighted
	Number of	Weighted average	average	Aggregated
	shares under	Exercise price per	remaining	Intrinsic value
	option	Option	Life	(in thousands)
Balance, December 31, 2023	348,281	4.59	7.94	1,317
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding – March 31, 2024	348,281	4.59	7.69	1,257
Exercisable – March 31, 2024	222,086	4.39	7.71
Expected to vest – March 31, 2024	348,281	4.59	7.69	1,257

As of March 31, 2024, there was $0.1 million of unrecognized share-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 0.49 years.

Restricted Stock Awards

Restricted stock awards (“RSAs”) have been granted to employees. The value of an RSA award is based on the Company’s share price on the date of grant. The Company granted RSAs pursuant to the Incentive Plan.

The following table summarizes the Company’s RSA activity for the three months ended March 31, 2024, as described above from the Incentive Plan:

		Weighted	Weighted average	Aggregated
	Number of	average grant	contractual term	Intrinsic value
	shares	date fair value	(in years)	(in thousands)
Balance, December 31, 2023	941,496	8.23	1.80	7,852
Granted	434,527	8.37
Vested	(201,083)	7.50
Outstanding – March 31, 2024	1,174,940	8.27	1.32	9,635
Expected to vest – March 31, 2024	1,174,940	8.27	1.32	9,635

There were 60,000,000 shares of common share authorized as of March 31, 2024. As of March 31, 2024, and December 31, 2023, 18,356,060 and 17,418,886 shares were issued and outstanding, respectively, which includes 1,174,940 and 941,496 of unvested RSAs as of March 31, 2024, and December 31, 2023, respectively.

As of March 31, 2024, there was $5.4 million of total unrecognized compensation cost related to RSAs expected to be recognized over a weighted average period of 1.32 years.

For the three months ended March 31, 2024, the Company issued 130,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh. These RSAs vest over three years with 1/3 vesting on each anniversary of the date of the grant.

On January 12, 2023, the Company issued 210,000 RSAs to Mr. Ron Bentsur and 115,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh (the “January 2023 Grants”). These RSAs vest over three years with 1/3 vesting on each anniversary of the date of the grant. On January 4, 2024, the vesting of the first 1/3 of the January 2023 Grants were extended to July 15, 2024.

On April 1, 2022, the Company issued 120,000 RSAs to Mr. Bentsur and 60,000 RSAs to each of Dr. Poradosu and Mr. Shemesh (the “April 2022 Grants”). These RSAs vest over three years with 1/3 vesting on each anniversary of the date of the grant.  On January 4, 2024, the vesting of the first 2/3 of the April 2022 Grants were extended to July 15, 2024.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

On July 27, 2021, Mr. Bentsur, Dr. Poradosu, and Mr. Shemesh were granted 96,759 RSAs, 48,399 RSAs, and 48,399 RSAs, respectively, which were not part of the Incentive Plan and excluded from the table above.  On January 4, 2024, the vesting of the July 2021 grant to Mr. Bentsur, Dr. Poradosu and Mr. Shemesh was extended to July 15, 2024.

Share Compensation Expense

For the three months ended March 31, 2024, the Company recognized expenses of $0.5 million as part of general and administrative expenses and $0.8 million as part of research and development expenses. For the three months ended March 31, 2023, the Company recognized expenses of $0.5 million as part of general and administrative expenses and $0.8 million as part of research and development expenses.

NOTE 6 – NET LOSS PER SHARE:

a.	Basic

Basic net loss per share is calculated by dividing the net loss attributable to the Company’s shareholders by the weighted average number of common share outstanding.

	For the three months	For the three months
	ended March 31, 2024	ended March 31, 2023

Loss attributable to common shareholders	$(4,171)	$(4,049)
Basic and diluted net loss per common share	(0.25)	(0.27)
Weighted average of common share outstanding	16,559,335	14,724,249

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of shares of common stock in issue during the period.

	For the three months ended March 31,
	2024	2023
Weighted average of common shares	17,927,858	15,817,862
Unvested RSAs	(1,368,523)	(1,093,613)
Weighted average of common share outstanding	16,559,335	14,724,249

b.	Diluted

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive for the years presented:

	March 31,
	2024	2023
Common shares issuable in relation to:
Warrants	159,870	238,974
Options	348,281	346,090
Unvested RSAs *	1,368,523	1,093,613

*	includes 193,557 of RSAs granted outside of the Incentive Plan see explanation in note 5

NOTE 7 – RELATED PARTY TRANSACTIONS:

a.	None

NOTE 8 – SUBSEQUENT EVENTS:

Item 2.Management’s Discussion and Analysis of the Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan,” “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2023. As used below, the words “we,” “us” and “our” may refer to Nuvectis Pharma, Inc.

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

NXP800 is an oral, small molecule discovered in a phenotypic screen for inhibitors of the heat shock factor 1 stress response. In a panel of human carcinoma cell lines NXP800 induced the expression of genes associated with activation of the general control non-derepressible 2 ("GCN2”) kinase, including activating transcription factor 4 (“ATF4”), ChaC glutathione specific gamma-glutamylcyclotransferase 1 (“CHAC1”) and C/EBP homologous protein (“CHOP”) both in human ovarian cells in vitro and corresponding tumor xenograft models in vivo.

In preclinical studies, treatment with NXP800 inhibited tumor growth in xenografts models of human ovarian, endometrial and gastric cancers, in which, a genetic mutation in the AT-rich interactive domain-containing protein 1A (“ARID1a”) gene was present, potentially rendering ARID1a as a biomarker for treatment sensitivity, thereby offering a potential strategy for patient enrichment. Based on this work, we have begun to clinically investigate NXP800 in platinum-resistant ARID1a-mutated ovarian carcinoma, a type of cancer which is primarily comprised of two histologies, ovarian clear cell carcinoma (“OCCC”) and ovarian endometrioid carcinoma (“OEC”), and to investigate the utility of ARID1a deficiency as a patient selection marker in additional tumor types. The genetic screening for the ARID1a mutation is performed using a commercially available next generation sequencing-based in vitro diagnostic test, which is routinely utilized in the clinic for cancer patients.

In December 2021, the Phase 1 study was initiated in the United Kingdom and is comprised of two parts: dose-escalation (Phase 1a), followed by an expansion phase (Phase 1b). In the Phase 1a, the safety, tolerability and pharmacokinetic properties of NXP800 were evaluated in patients with advanced solid tumors to identify a dose and dosing schedule for Phase 1b. The Phase 1b portion of the study, which was initiated in the second quarter of 2023, is evaluating the safety and preliminary anti-tumor activity of NXP800 in patients with platinum-resistant, ARID1a-mutated ovarian carcinoma. Additional studies to evaluate the safety and preliminary anti-tumor activity of NXP800 in additional tumor types are planned.

In June 2022, the Investigational New Drug (“IND”) application for NXP800 was cleared by the U.S. Food and Drug Administration (“FDA”), including the Phase 1 clinical trial protocol. In December 2022, we announced that the FDA granted Fast Track Designation status to the development program of NXP800 for the treatment of platinum-resistant, ARID1a-mutated ovarian carcinoma.

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

In vivo, treatment with NXP900 inhibited primary and metastatic tumor growth in xenograft models of breast, cervical, esophageal, head and neck and medulloblastoma cancers, and demonstrated on-target pharmacodynamic effects. Furthermore, it has been found that YES1 gene amplification is a key mechanism of resistance to Epidermal Growth Factor Receptor (“EGFR”), Human Epidermal Growth Factor Receptor 2 (“HER2”) and Anaplastic Lymphoma Kinase (“ALK”). A peer reviewed study published in Nature Communication (not sponsored by the Company) published in April 2022 demonstrated that NXP900 was able to re-sensitize resistant non-small cell lung cancer (“NSCLC”) cells to osimertinib (active ingredient in Tagrisso®), the leading EFGR inhibitor used for the treatment of EGFR mutation-positive NSCLC, when used in combination with osimertinib.   These findings were reproduced and expanded by us in cell line models, demonstrating statistically significant synergies in combination with osimertinib and the ALK inhibitor alectinib, (active ingredient in Alecensa®).

In May 2023, the FDA cleared the Company's IND for NXP900, which includes the Phase 1 clinical trial protocol.

The Phase 1 study was initiated in September 2023 and is comprised of two parts: dose-escalation (Phase 1a), to be followed by an expansion phase (Phase 1b). In the ongoing Phase 1a, the safety, tolerability and pharmacokinetic properties of NXP900 in patients with advanced solid tumors will be assessed in order to identify a dose and dosing schedule for Phase 1b.

Results of Operations

From our inception on July 27, 2020, through March 31, 2024, we did not generate any revenue. Our main activities through March 31, 2024, have been organizational and capital raising activities, the completion of the in-license agreements for our two drug candidates, NXP800 and NXP900, our Clinical Trial Application by the Medicines and Healthcare Regulatory Agency, preparation for the Phase 1a and Phase 1b clinical trials for NXP800, which commenced in December 2021 and April 2023, respectively, and beginning our IND-enabling studies, which commenced in late 2021, along with preparation for the Phase 1a clinical trial for NXP900. In May 2023, NXP900 received FDA clearance, and the Phase 1a study was initiated in September 2023. Additionally, we completed our initial public offering in February 2022, a private placement offering in July 2022 and a shelf registration in March 2023.

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

The following table summarizes our results of operations expenses for the three months ended March 31, 2024 and 2023:

(in thousands)

	Three Months Ended March 31
	2024	2023	Change
OPERATING EXPENSES:
Research and development	$2,660	$2,367	$293
General and administrative	1,736	1,734	2

OPERATING LOSS	(4,396)	(4,101)	(295)
Finance income	225	52	173

NET LOSS	$(4,171)	$(4,049)	$(122)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

(in thousands)

	For the three months ended March 31		Increase/
	2024	2023	(Decrease)
Employee compensation and benefits	$1,527	$1,343	184
Clinical expenses	702	627	75
Manufacturing	414	354	60
Professional services and other	17	43	(26)
Total research and development expenses	$2,660	$2,367	$293

Research and development expenses increased by $0.3 million during the three months ended March 31, 2024 compared to the same period in 2023.  The increase in research and development expenses during the three months ended March 31, 2024 was primarily driven by a $0.2 million increase in employee compensation in the form of share based compensation and benefits.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023: (in thousands)

	For the three months ended March 31		Increase/
	2024	2023	(Decrease)
Professional and consulting services	$885	$850	$35
Employee compensation and benefits	496	508	(12)
Insurance and other	355	376	(21)
Total general and administrative expenses	$1,736	$1,734	$2

General and administrative expenses remained consistent at $1.7 million, during the three months ended March 31, 2024 compared to the same period in 2023.

As a result of the foregoing, our loss from operations for the three months ended March 31, 2024, increased $0.1 million, compared to the same period in 2023, which was primarily driven by employee compensation and benefits, clinical trial expenses, and manufacturing expenses, partially offset by finance income of $0.2 million.

Liquidity and Capital Resources

As of March 31, 2024, we had $19.5 million of cash and cash equivalents. For the three months ended March 31, 2024 and 2023, we had net losses of $4.2 million and $4.0 million, respectively.

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

In addition, on July 29, 2022, we completed the July 2022 Private Placement in which we received gross proceeds of $15.9 million before deducting fees and expenses (for net proceeds of $14.2 million) excluding payments required by our license agreements. As part of this transaction, we issued Preferred Investment Options which became exercisable on January 23, 2023, and are exercisable through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the securities purchase agreement. For the three months ended March 31, 2024, zero Preferred Investment Options were exercised, and $0.0 million, net of fees, was received as of March 31, 2024. In addition, as part of the July 2022 Private Placement, we issued warrants to the placement agent to purchase up to 115,481 shares of common stock. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31. As of March 31, 2024, 79,104 placement agent warrants were exercised, and $0.8 million, net of fees, was received.

On March 17, 2023, we filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $150.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with H. C. Wainwright & Co. (the “Sales Agent”), pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $40.0 million under an at-the-market offering program (the “ATM”), which is included in the $150.0 million of securities that may be offered pursuant to the Registration Statement. Pursuant to the ATM, we will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares of our common stock under the ATM. As of March 31, 2024, we have sold 874,390 shares of our common stock and received $9.8 million in net proceeds under the ATM.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our current or future product candidates, including payments of milestones and sponsored research commitments associated with our license agreements for NXP800 and NXP900. In addition, we expect to incur increasing costs associated with operating as a public company as we continue to grow, including increased legal, accounting, investor relations, and other expenses. The timing and amount of our operating expenditures will depend largely on our ability to:

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

We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for our current or future product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented: (in thousands)

	For the three months ended March 31
	2024	2023
Net cash used in operating activities	$(4,358)	$(4,777)
Net cash used in investing activities	—	—
Net cash provided by financing activities	4,696	252

Operating Activities

During the three months ended March 31, 2024, $4.4 million of cash was used in operating activities. This was primarily attributable to our net loss of $4.2 million, partially offset by non-cash charges of $1.3 million. The change in our operating assets and liabilities was primarily due to $0.3 million payment of employee compensation and benefits, $0.3 million payment for our director and officer insurance, and $0.5 million payments related to public company operations.

During the three months ended March 31, 2023, $4.8 million of cash was used in operating activities. This was primarily attributable to our net loss of $4.0 million, partially offset by non-cash charges of $1.4 million. The change in our operating assets and liabilities was primarily due to $0.7 million payment of employee compensation and benefits, $0.5 million payment for our director and officer insurance, and $0.5 million payments related to public company operations.

Financing activities

During the three months ended March 31, 2024, net cash provided by financing activities was $4.7 million, consisting primarily of $4.7 million net proceeds from the sale of common stock through the ATM.

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

Pursuant to the NXP800 License Agreement, we are required to make payments to the ICR for certain development and regulatory milestones. As of March 31, 2024, we were obligated to pay up to $22.0 million in milestone payments to the ICR related to pre-approval milestones, up to $178 million (in addition to the $22.0 million) in regulatory and commercial sales milestones, and mid-single digit to 10% royalties on a tiered basis on net sales, unless development ceases. Additionally, we originally agreed to provide the ICR with up to an additional $0.5 million in research and development. On March 31, 2022, we agreed to provide the ICR with $0.4 million of additional research and development support ($0.9 million total).

Pursuant to the NXP900 License Agreement, we are required to make payments to the UoE for certain development and regulatory milestones. As of March 31, 2024, we were obligated to make up to $45.0 million in milestone payments to the UoE related to pre-approval milestones, including $0.5 million on the first anniversary of the agreement which we paid as of September 30, 2023, up to

$279.6 million in regulatory and commercial sales milestones, mid-single digit to 8% royalties on a tiered basis on net sales and 2.5% of the gross amount of each of our future fund raising up to a cumulative total of $3.0 million, unless development ceases. Additionally, we will provide UoE with up to an additional $754,000 in research and development support.

We do not currently have any long-term leases. We rent our office space in Fort Lee, New Jersey, based on a one-year agreement signed on May 1, 2024.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

There have been no significant changes to our critical accounting policies and estimates as compared to those described in “Note 2 – Summary of Significant Accounting Policies” to our audited financial statements set forth in our Annual Report on Form 10-K filed with the SEC on March 5, 2024.

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

As of March 31, 2024, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in and Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2024.
31.2*	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2024.
32.1**	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2024.
32.2**	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2024.
101*

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Shareholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 7th day of May 2024.

Nuvectis Pharma, Inc.

By:	/s/ Ron Bentsur
	Name:	Ron Bentsur
	Title:	Chairman, Chief Executive Officer and President

By:	/s/ Michael J Carson
	Name:	Michael J Carson
	Title:	Vice President of Finance (Principal Financial and Accounting Officer)