Form 10-Q
period 2024-06-30
Nuvectis Pharma, Inc.
filed 2024-08-06
CIK 1875558

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 02, 2024
Common Stock, $0.00001 par value	18,652,688

NUVECTIS PHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2024

SUMMARY OF RISK FACTORS

An investment in our common stock is subject to a broad range of risks and should only be made after a careful consideration of such risks. For a discussion of some of the risks you should consider before purchasing our common stock, you are urged to carefully review and consider the section entitled “Item 1A. Risk Factors.”

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects that you should consider before making a decision to invest in our common stock. These risks are discussed more fully in the section titled “Risk factors” beginning on page 26 of this report, and include the following:

Risks Related to our Financial Condition and Capital Requirements

●	We have a limited operating history, have only initiated a limited number of clinical trials, and have only a limited number of patients currently enrolled in our ongoing trials and have not completed any clinical trials to date. We do not have any products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
●	We have incurred losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery or identification, preclinical and clinical development, regulatory approval and commercialization of our current or future product candidates.
●	We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate our research or product development programs, any future commercialization efforts or other operations.
●	The COVID-19 pandemic could adversely impact our business, including our preclinical development, clinical trials and clinical trial operations.

Risks Related to the Development of our Product Candidates

●	We are substantially dependent on the success of our product candidates, NXP800, and NXP900.
●	Clinical trials are very expensive, time consuming and difficult to design and implement, and involve uncertain safety, tolerability and efficacy outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. Our current or future product candidates may not have favorable results in early or later clinical trials, if any, or receive regulatory approval.
●	If we fail to demonstrate safety and/or efficacy for any or all of our product candidates, we may need to terminate development programs, which may harm our reputation and the business.
●	The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for NXP800, NXP900, or any future product candidate.
●	If we are unable to obtain or maintain regulatory approval for our product candidates and ultimately cannot commercialize one or more of them, or experience significant delays in doing so, our business will be materially harmed.

Risks Related to our Reliance on Third Parties

●	The manufacture of our current and potentially of our future product candidates is complex. Our third-party manufacturers may encounter difficulties or interruptions for various reasons, which could delay or entirely halt their ability to make any of our current or future product candidates for clinical trials or, if approved, for commercial sale.

Risks Related to Managing Growth and Employee Matters

●	Our future success depends on our ability to retain our executive officers and key employees and to attract, retain and motivate qualified personnel and manage our human capital.
●	We currently have 13 full-time employees and will need to grow the size and capabilities of our organization. We may experience difficulties in managing this growth.

Risks Related to our Intellectual Property

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents are not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVECTIS PHARMA, INC.

CONDENSED BALANCE SHEETS

(USD in thousands, except per share and share amounts)

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
CURRENT ASSETS
Cash and cash equivalents	$18,116	$19,126
Other current assets	182	59
TOTAL CURRENT ASSETS	18,298	19,185

TOTAL ASSETS	$18,298	$19,185

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES
Accounts payables	$1,846	$2,771
Accrued liabilities	310	415
Employee compensation and benefits	3,614	3,798
TOTAL CURRENT LIABILITIES	5,770	6,984
TOTAL LIABILITIES	5,770	6,984

COMMITMENTS AND CONTINGENCIES, see Note 3

STOCKHOLDERS’ EQUITY, see Note 4

Common Shares, $0.00001 par value – 60,000,000 shares authorized as of June 30, 2024, and December 31, 2023, 18,748,751, and 17,418,886 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively

	*	*
Additional paid in capital	75,372	66,446
Accumulated deficit	(62,844)	(54,245)
TOTAL STOCKHOLDERS’ EQUITY	12,528	12,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,298	$19,185

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
OPERATING EXPENSES
Research and development	$2,943	$4,262	$5,603	$6,629
General and administrative	1,700	1,510	3,436	3,244

OPERATING LOSS	(4,643)	(5,772)	(9,039)	(9,873)
Finance income	215	64	440	116

NET LOSS	$(4,428)	$(5,708)	$(8,599)	$(9,757)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,428)	$(5,708)	$(8,599)	$(9,757)
BASIC AND DILUTED NET LOSS PER COMMON SHARE OUTSTANDING, see Note 6	$(0.26)	$(0.38)	$(0.51)	$(0.65)
Basic and diluted weighted average number of common shares outstanding	16,900,570	15,178,035	16,729,952	14,951,881

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

	Common shares		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2022	15,190,720	*	$ 46,204	$(31,985)	$14,219
Share-based payments	—	*	1,402	—	1,402
Issuance of restricted share awards	585,499	*	—	—	—
Exercise of preferred investment options	4,000	*	39		39
Exercise of warrants	105,920	*	663		663
Net loss for the period	—	—	—	(4,049)	(4,049)
BALANCES AT MARCH 31, 2023	15,886,139	*	$ 48,308	$(36,034)	$12,274
Share-based payments	—	*	950	—	950
Issuance of restricted share awards	63,000	—	—	—	—
Exercise of preferred investment options, net of offering costs of $770	997,091	*	8,852	—	8,852
Exercise of warrants	79,104	*	816	—	816
Issuance of common share, net of offering costs of $152 - At-the-market	188,970	*	3,110	—	3,110
Exercise of share options	6,809	*	38	—	38
Net loss for the period	—	—	—	(5,708)	(5,708)
BALANCES AT JUNE 30, 2023	17,221,113	*	$ 62,074	$(41,742)	$20,332

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

	Common Stock		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2023	17,418,886	*	$66,446	$(54,245)	$12,201
Share-based payments	—	—	1,296	—	1,296
Issuance of restricted share awards	434,527	—	—	—	—
Issuance of common shares, net of offering costs of $153 - At-the-market	502,647	*	4,696	—	4,696
Net loss for the period	—	—	—	(4,171)	(4,171)
BALANCES AT MARCH 31, 2024	18,356,060	*	$72,438	$(58,416)	$14,022
Share-based payments	—	*	1,262	—	1,262
Issuance of restricted share awards	146,000	*	—	—	—
Issuance of common shares, net of offering costs of $55 - At-the-market	246,691	*	1,672	—	1,672
Net loss for the period	—	—	—	(4,428)	(4,428)
BALANCES AT JUNE 30, 2024	18,748,751	*	$75,372	$(62,844)	$12,528

*	Represents an amount lower than $1,000 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,599)	$(9,757)
Adjustments to reconcile loss to net cash used in operating activities: Cost of share-based payments	2,558	2,352
Changes in operating assets and liabilities:
(Increase)/decrease in other current assets	(123)	71
Decrease in accounts payable	(925)	(1,107)
(Decrease)/increase in accrued liabilities	(105)	126
Decrease in accrued compensation and benefits	(184)	(545)
Net cash used in operating activities	$(7,378)	$(8,860)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares - At-the market offering	$6,576	$3,262
Issuance costs related to At-the-market offering	(208)	(152)
Issuance costs related to initial public offering	—	(341)
Proceeds from exercise of warrants, options, and preferred investment options	—	11,178
Issuance costs related to the exercise of warrants, and preferred investment options	—	(371)
Issuance costs related to private placement	—	(109)
Net cash provided by financing activities	$6,368	$13,467
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(1,010)	$4,607
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$19,126	$19,993
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,116	$24,600

Supplemental noncash disclosure of investing and financing activities:
Unpaid issuance costs related to the private placement	—	399

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements

NOTE 1 – GENERAL:

a.	Nuvectis Pharma, Inc. (hereafter – the “Company”) was incorporated under the laws of the State of Delaware on July 27, 2020 and commenced its principal operations in May 2021. The Company’s principal executive offices are located at Fort Lee New Jersey.

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

The Company has incurred net operating losses since its inception and had an accumulated deficit of $62.8 million as of June 30, 2024. The Company had cash and cash equivalents of $18.1 million as of June 30, 2024 and has not generated positive cash flows from operations. To date, the Company has been able to fund its operations primarily through the issuance and sale of common stock.

During the three months ended June 30, 2024, the Company sold a total of 246,691 common shares under its At-the-Market Program for aggregate total gross proceeds of approximately $1.7 million at an average selling price of $7.00 per share, resulting in net proceeds of approximately $1.7 million after deducting issuance costs.

During the six months ended June 30, 2024, the Company sold a total of 749,338 common shares under its At-the-Market Program for aggregate total gross proceeds of approximately $6.6 million at an average selling price of $8.78 per share, resulting in net proceeds of approximately $6.4 million after deducting issuance costs.

Management believes that its existing cash and cash equivalents as of June 30, 2024 enable the Company to fund planned operations for at least 12 months following the issuance date of these condensed financial statements.

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

In the opinion of management, the unaudited condensed financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the period ended June 30, 2024 are not necessarily indicative of those expected for the year ending December 31, 2024 or for any future period. The condensed balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2024.

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

During the three and six months ended June 30, 2024 and 2023, there were no transfers between fair value measure levels. Other financial instruments consist mainly of cash and cash equivalents, other current assets, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

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

Any potential milestone or royalty payment amounts have not been accrued as of June 30, 2024 and December 31, 2023 due to the uncertainty related to the achievement of these events or milestones.

University of Edinburgh License Agreement

There have been no material changes to the University of Edinburgh (“UoE”) License Agreement as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 5, 2024 (see Note 5a in the Notes to the Financial Statements in our Annual Report).

Any potential future research support, milestone or royalty payment amounts have not been accrued as of June 30, 2024 and December 31, 2023 due to the uncertainty related to the achievement of these events, milestones or commitments to additional research. As of June 30, 2024, the Company has paid UoE $0.8 million of the total of up to $3.0 million related to the fund-raising commitment.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

b.	Related Party Transactions

There have been no related party transactions as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 5, 2024 (see Note 10 in the Notes to the Financial Statements).

c.	Contingencies

As of June 30, 2024, and December 31, 2023, there are no contingent liabilities, therefore, no provision was made.

NOTE 4 – STOCKHOLDERS’ EQUITY:

a.	Private Placement in Public Entity

On July 29, 2022, the Company closed a private placement offering (the “July 2022 Private Placement”), pursuant to the terms and conditions of a Securities Purchase Agreement (the “Agreement”), dated July 27, 2022. In connection with the July 2022 Private Placement, the Company issued 1,015,598 shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 909,091 shares of common stock which were fully exercised as of December 31, 2022 and preferred investment options (the “Preferred Investment Options”) to purchase up to an aggregate of 1,924,689 shares of common stock. The Company agreed to pay the placement agent fee and management fee equal to 7.0% and 1.0%, respectively, of the aggregate gross proceeds from the July 2022 Private Placement including the exercise of the Preferred Investment Options. The Preferred Investment Options became exercisable on January 23, 2023 and are exercisable through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the Agreement. As of June 30, 2024, 1,001,091 Preferred Investment Options were exercised for $8.9 million, net of fees. In addition, as part of the July 2022 Private Placement, the Company issued warrants to the placement agent to purchase up to 115,481 shares of common stock. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31. As of June 30, 2024, 79,104 placement agent warrants were exercised for which the Company has received $0.8 million.

b.	At-the-Market Program

During the six months ended June 30, 2024, the Company sold a total of 749,338 common shares under our At-the-Market Offering Agreement with H. C. Wainwright & Co. (the “ATM Program”) for aggregate total gross proceeds of approximately $6.6 million at an average selling price of $8.78 per share, resulting in net proceeds of approximately $6.4 million after deducting commissions and other transaction costs.

During the three months ended June 30, 2024, the Company sold a total of 246,691 common shares under its ATM Program for aggregate total gross proceeds of approximately $1.7 million at an average selling price of $7.00 per share, resulting in net proceeds of approximately $1.7 million after deducting issuance costs.

As of June 30, 2024, approximately $28.1 million of securities remain available under the ATM Program.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

NOTE 5 – SHARE-BASED PAYMENTS:

a.	2021 Global Equity Incentive Plan (“Incentive Plan”)

The following table summarizes the Company’s stock option activity in the Incentive Plan for the six months ended June 30, 2024:

			Weighted
	Number of	Weighted average	average	Aggregated
	shares under	exercise price per	remaining	intrinsic value
	option	option	life	(in thousands)
Balance, December 31, 2023	348,281	$4.59	7.94	$1,317
Granted	—	-
Exercised	—	-
Forfeited	—	-
Outstanding – June 30, 2024	348,281	$4.59	7.44	$606
Exercisable – June 30, 2024	274,336	$4.39	7.46
Expected to vest – June 30, 2024	348,281	$4.59	7.44	$606

As of June 30, 2024, there was $0.1 million of unrecognized share-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 0.49 years.

Restricted Stock Awards

Restricted stock awards (“RSAs”) have been granted to employees. The value of an RSA award is based on the Company’s share price on the date of grant. The Company granted RSAs pursuant to the Incentive Plan.

The following table summarizes the Company’s RSA activity for the six months ended June 30, 2024, as described above from the Incentive Plan:

		Weighted	Weighted average	Aggregated
	Number of	average grant	contractual term	intrinsic value
	shares	date fair value	(in years)	(in thousands)
Balance, December 31, 2023	941,496	$8.23	1.80	$7,852
Granted	580,527	8.09
Forfeited	(23,850)	7.70
Vested	(103,417)	7.50
Outstanding – June 30, 2024	1,394,756	$8.16	1.34	$8,829
Expected to vest – June 30, 2024	1,394,756	$8.16	1.34	$8,829

There were 60,000,000 shares of common stock authorized as of June 30, 2024. As of June 30, 2024, and December 31, 2023, 18,748,751 and 17,418,886 shares were issued and outstanding, respectively, which includes 1,343,090 and 941,496 of unvested RSAs as of June 30, 2024, and December 31, 2023, respectively.

As of June 30, 2024, there was $4.5 million of total unrecognized compensation cost related to RSAs expected to be recognized over a weighted average period of 1.34 years.

For the six months ended June 30, 2024, the Company issued 130,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh. These RSAs vest over three years with one-third vesting on each anniversary of the date of the grant.

On January 12, 2023, the Company issued 210,000 RSAs to Mr. Ron Bentsur and 115,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh (the “January 2023 Grants”). These RSAs vest over three years with one-third vesting on each anniversary of the date of the grant. On January 4, 2024, the vesting of the first one-third of the

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

January 2023 Grants were extended to July 15, 2024. On July 12, 2024, the vesting of the first one-third of the January 2023 Grants were extended to January 3, 2025.

On April 1, 2022, the Company issued 120,000 RSAs to Mr. Bentsur and 60,000 RSAs to each of Dr. Poradosu and Mr. Shemesh (the “April 2022 Grants”). These RSAs vest over three years with one-third vesting on each anniversary of the date of the grant.  On January 4, 2024, the vesting of the first two-thirds of the April 2022 Grants were extended to July 15, 2024.  On July 12, 2024, the vesting of the first two-thirds of the April 2022 Grants were extended to January 3, 2025.

On July 27, 2021, Mr. Bentsur, Dr. Poradosu, and Mr. Shemesh were granted 96,759 RSAs, 48,399 RSAs, and 48,399 RSAs, respectively, which were not part of the Incentive Plan and excluded from the table above.  On January 4, 2024, the vestings of the July 2021 grants to Mr. Bentsur, Dr. Poradosu and Mr. Shemesh were extended to July 15, 2024. On July 12, 2024, the vestings of the July 2021 grant to Mr. Bentsur, Dr. Poradosu and Mr. Shemesh were extended to January 3, 2025.

Share Compensation Expense

For the three months ended June 30, 2024, the Company recognized expenses of $0.5 million as part of general and administrative expenses and $0.7 million as part of research and development expenses. For the three months ended June 30, 2023, the Company recognized expenses of $0.4 million as part of general and administrative expenses and $0.6 million as part of research and development expenses.

For the six months ended June 30, 2024, the Company recognized expenses of $1.0 million as part of general and administrative expenses and $1.6 million as part of research and development expenses. For the six months ended June 30, 2023, the Company recognized expenses of $1.1 million as part of general and administrative expenses and $1.3 million as part of research and development expenses.

NOTE 6 – NET LOSS PER SHARE:

a.	Basic

Basic net loss per share is calculated by dividing the net loss attributable to the Company’s stockholders by the weighted average number of common share outstanding.

	For the three months	For the three months	For the six months	For the six months
	ended June 30, 2024	ended June 30, 2023	ended June 30, 2024	ended June 30, 2023

	in thousand U.S. dollars except per share and share amounts
Loss attributable to common stockholders	$(4,428)	$(5,708)	$(8,599)	$(9,757)
Basic and diluted net loss per common share	(0.26)	(0.38)	(0.51)	(0.65)
Weighted average of common shares outstanding	16,900,570	15,178,035	16,729,952	14,951,881

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of shares of common stock in issue during the period.

	For the three months ended	For the six months ended June 30,
	June 30, 2024	June 30, 2024
Weighted average of common shares	18,264,047	18,126,323
Weighted unvested RSAs	(1,363,477)	(1,396,371)
Weighted average of common shares outstanding	16,900,570	16,729,952

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

b.	Diluted

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2024	2023
Common shares issuable in relation to:
Warrants	159,870	238,974
Options	348,281	346,090
Unvested RSAs *	1,588,313	1,093,613

*	Includes 193,557 of RSAs granted outside of the Incentive Plan see explanation in note 5

NOTE 7 – RELATED PARTY TRANSACTIONS:

a.	No related party transactions except for normal course of business.

NOTE 8 – SUBSEQUENT EVENTS:

a.	See Note 5 regarding the extension of the vesting periods for Mr. Bentsur, Dr. Poradosu, and Mr. Shemesh.

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

NXP800 (GCN2 Kinase Activator)

We have licensed exclusive world-wide development and commercial rights to NXP800, an oral, small molecule discovered at the Institute of Cancer Research (“ICR”) in London, England. In a panel of human carcinoma cell lines NXP800 induced the expression of genes associated with activation of the general control non-derepressible 2 ("GCN2”) kinase, including activating transcription factor 4 (“ATF4”), ChaC glutathione specific gamma-glutamylcyclotransferase 1 (“CHAC1”) and C/EBP homologous protein (“CHOP”) both in human ovarian cells in vitro and corresponding tumor xenograft models in vivo.

In preclinical studies, treatment with NXP800 inhibited tumor growth in xenograft models of human ovarian, endometrial and gastric cancers, in which, a genetic mutation in the AT-rich interactive domain-containing protein 1A (“ARID1a”) gene was present, potentially rendering ARID1a as a biomarker for treatment sensitivity, thereby offering a potential strategy for patient enrichment. Based on this work, we have begun to clinically investigate NXP800 in platinum-resistant ARID1a-mutated ovarian carcinoma, a type of cancer which is primarily comprised of two histologies, ovarian clear cell carcinoma (“OCCC”) and ovarian endometrioid carcinoma (“OEC”), and to investigate the utility of ARID1a deficiency as a patient selection marker in additional tumor types. The genetic screening for the mutations in ARID1a can be detected using a commercially available next generation sequencing-based in vitro diagnostic tests, which is routinely utilized in the clinic for cancer patients.

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

NXP900 (SRC/YES1 Kinase Inhibitor)

We have licensed exclusive world-wide development and commercial rights to NXP900, a SRC Family Kinase (“SFK”) inhibitor that potently inhibits the proto-oncogenes c-Src (“SRC”) and YES1 kinases. NXP900 was discovered at the University of Edinburgh,

Scotland. SRC is aberrantly activated in many cancer types, including solid tumors such as breast, colon, prostate, pancreatic and ovarian, while remaining predominantly inactive in non-cancerous cells. Increased SRC activity is generally associated with late-stage cancers, metastatic potential and resistance to therapy, and correlates with poor clinical prognosis. YES1 gene amplification has been reported to be implicated in several tumors including lung, head and neck, bladder and esophageal cancers. In addition, YES1 directly phosphorylates and activates the Yes-associated protein (“YAP1”), the main effector of the Hippo pathway, which has been identified as a promoter of drug resistance, cancer progression, and metastasis in several cancer types, including squamous cell, mesothelioma and papillary kidney cancers.

In vivo, treatment with NXP900 inhibited primary and metastatic tumor growth in xenograft models of breast, cervical, esophageal, head and neck and medulloblastoma cancers, and demonstrated on-target pharmacodynamic effects. Furthermore, it has been found that YES1 gene amplification is a key mechanism of resistance to Epidermal Growth Factor Receptor (“EGFR”), Human Epidermal Growth Factor Receptor 2 (“HER2”) and Anaplastic Lymphoma Kinase (“ALK”). A peer reviewed study published in Nature Communications (not sponsored by the Company) in April 2022 demonstrated that NXP900 was able to re-sensitize resistant non-small cell lung cancer (“NSCLC”) cells to osimertinib (the active ingredient in Tagrisso®), the leading EFGR inhibitor used for the treatment of EGFR mutation-positive NSCLC, when used in combination with osimertinib.   These findings were reproduced and expanded by us in cell line models, demonstrating statistically significant synergies in combination with osimertinib and, separately, with the ALK inhibitor alectinib, (the active ingredient in Alecensa®).

In May 2023, the FDA cleared our IND for NXP900, which includes the Phase 1 clinical trial protocol.

The Phase 1 study was initiated in September 2023 and is comprised of two parts: dose-escalation (Phase 1a), to be followed by an expansion phase (Phase 1b). In the ongoing Phase 1a, the safety, tolerability and pharmacokinetic properties of NXP900 in patients with advanced solid tumors will be assessed to identify a dose and dosing schedule for Phase 1b.

Results of Operations

From our inception on July 27, 2020, through June 30, 2024, we did not generate any revenue. Our main activities through June 30, 2024, have been organizational and capital-raising activities and the completion of the in-license agreements for our two drug candidates, NXP800 and NXP900.  For NXP800, we conducted IND-enabling studies, which were followed by our Clinical Trial Application and acceptance by the Medicines and Healthcare Regulatory Agency in the UK, IND application and acceptance by the FDA, and Clinical Trial Application and acceptance by the Spanish Agency of Medicines and Medical Devices in Spain.  The Phase 1a and Phase 1b clinical trials for NXP800 commenced in December 2021 and April 2023, respectively. For NXP900, we conducted IND-enabling studies, which were followed by our IND application and acceptance by the FDA, as well as preparations for the Phase 1a clinical trial, which commenced in September 2023.

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including licensing fees, cost of salaries, share-based compensation expenses, payroll taxes, and other employee benefits, subcontractors, and materials and services used for research and development activities, including clinical trials, manufacturing costs, and professional services. All costs associated with research and development are expensed as incurred.

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

The following table summarizes our results of operations expenses for the three months ended June 30, 2024 and 2023: (in thousands)

	Three Months Ended June 30,
	2024	2023	Change
OPERATING EXPENSES:
Research and development	$2,943	$4,262	$(1,319)
General and administrative	1,700	1,510	190

OPERATING LOSS	(4,643)	(5,772)	1,129
Finance income	215	64	151

NET LOSS	$(4,428)	$(5,708)	$1,280

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023: (in thousands)

	For the three months ended June 30,		Increase/
	2024	2023	(Decrease)
Clinical expenses	$891	$1,249	$(359)
Employee compensation and benefits	1,417	1,243	174
Manufacturing	635	1,246	(611)
License fee	—	501	(501)
Professional services and other	0	23	(23)
Total research and development expenses	$2,943	$4,262	$(1,319)

Research and development expenses decreased by $1.3 million, or 31% during the three months ended June 30, 2024, compared to the same period in 2023. The decrease in research and development expense during the three months ended June 30, 2024, was primarily driven by a $0.6 million decrease in manufacturing related costs, $0.5 million decrease in one-time licensing fees for NXP900, and $0.4 million decrease in clinical trial expenses, partially offset by a $0.2 million increase in employee compensation including $0.1 million increase related to employee stock compensation.

The following table summarizes our general and administrative expenses for the three months ended June 30, 2024 and 2023: (in thousands)

	For the three months ended June 30,		Increase/
	2024	2023	(Decrease)
Professional and consulting services	$960	$591	$369
Employee compensation and benefits	390	487	(97)
Insurance and other	350	432	(82)
Total general and administrative expenses	$1,700	$1,510	$190

General and administrative expenses increase by $0.2 million, or 13%, during the three months ended June 30, 2024, compared to the same period in 2023. The increase in general and administrative expense during the three months ended June 30, 2024, was primarily driven by the $0.4 million increase in professional and consulting services related to public company related expenses, partially offset by $0.1 million decrease related to employee compensation and benefits along with $0.1 million decrease in other expenses.

As a result of the foregoing, our loss from operations for the three months ended June 30, 2024, decreased $1.3 million or 22%, compared to the same period in 2023 including a $0.2 million increase in finance income due to an increase in interest rates.

The following table summarizes our results of operations expenses for the six months ended June 30, 2024 and 2023:

(in thousands)

	Six Months Ended June 30,
	2024	2023	Change
OPERATING EXPENSES:
Research and development	$5,603	$6,629	$(1,026)
General and administrative	3,436	3,244	192

OPERATING LOSS	(9,039)	(9,873)	834
Finance income	440	116	324

NET LOSS	$(8,599)	$(9,757)	$1,158

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

(in thousands)

	For the six months ended June 30,		Increase/
	2024	2023	(Decrease)
Employee compensation and benefits	$2,944	$2,586	358
Clinical expenses	1,593	1,876	(284)
Manufacturing	1,049	1,600	(551)
License fee	—	501	(501)
Professional services and other	17	66	(49)
Total research and development expenses	$5,603	$6,629	$(1,026)

Research and development expenses decreased by $1.0 million during the six months ended June 30, 2024 compared to the same period in 2023.  The decrease in research and development expenses during the six months ended June 30, 2024 was primarily driven by a $0.6 million decrease in manufacturing related costs, $0.5 million decrease in one-time licensing fees for NXP900, and $0.3 million decrease in clinical trial expenses, partially offset by a $0.4 million increase in employee compensation including $0.3 million increase related to employee stock compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023: (in thousands)

	For the six months ended June 30,		Increase/
	2024	2023	(Decrease)
Professional and consulting services	$1,845	$1,441	$404
Employee compensation and benefits	886	995	(109)
Insurance and other	705	808	(103)
Total general and administrative expenses	$3,436	$3,244	$192

General and administrative expenses increased $0.2 million during the six months ended June 30, 2024 compared to the same period in 2023. The increase in general and administrative expense during the six months ended June 30, 2024, was primarily driven by the $0.4 million increase in professional and consulting services related to public company related expenses, partially offset by a $0.1 million decrease related to employee compensation and benefits along with a $0.1 million decrease in other expenses.

As a result of the foregoing, our loss from operations for the six months ended June 30, 2024, decreased $1.2 million, compared to the same period in 2023, which was primarily driven by employee compensation and benefits, clinical trial expenses, manufacturing expenses, and an increase in finance income of $0.3 million.

Liquidity and Capital Resources

As of June 30, 2024, we had $18.1 million of cash and cash equivalents. For the three months ended June 30, 2024 and 2023, we reported  net losses of $4.4 million and $5.7 million, respectively. For the six months ended June 30, 2024 and 2023, our net losses were $8.6 million and $9.8 million, respectively.

On February 4, 2022, we announced the pricing of our initial public offering of common stock (the “IPO”) of 3,200,000 shares of common stock for a price of $5.00 per share, less certain underwriting discounts and commissions. Under the UoE license agreement, we are required to pay UoE 2.5% of the gross amount of each of our future fund raisings up to a cumulative total of $3.0 million. Pursuant to the IPO, we paid UoE $0.4 million associated with this fundraising.

The IPO closed on February 8, 2022, with gross proceeds of $16.0 million, before deducting underwriting discounts and expenses (for net proceeds of $12.6 million).

In addition, on July 29, 2022, we completed the July 2022 Private Placement in which we received gross proceeds of $15.9 million before deducting fees and expenses (for net proceeds of $14.2 million) excluding payments required by our license agreements. As part of this transaction, we issued Preferred Investment Options which became exercisable on January 23, 2023, and are exercisable through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the securities purchase agreement. As of December 31, 2023, 1,001,091 Preferred Investment Options were exercised for $8.9 million, net of fees. For the three months and six months ended June 30, 2024, zero Preferred Investment Options were exercised, and $0.0 million, net of fees, was received. In addition, as part of the July 2022 Private Placement, we issued warrants to the placement agent to purchase up to 115,481 shares of common stock. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31. As of June 30, 2024, 79,104 placement agent warrants were exercised, and $0.8 million, net of fees, was received.

On March 17, 2023, we filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $150.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with H. C. Wainwright & Co. (the “Sales Agent”), pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $40.0 million under an at-the-market offering program (the “ATM”), which is included in the $150.0 million of securities that may be offered pursuant to the Registration Statement. Pursuant to the ATM, we will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares under the ATM. As of June 30, 2024, we have sold 1,121,081 shares of our common stock and received $11.5 million in net proceeds under the ATM.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical trials of our current or future product candidates, including payments of milestones and sponsored research commitments associated with our license agreements for NXP800 and NXP900. In addition, we expect to incur increasing costs associated with operating as a public company as we continue to grow, including increased legal, accounting, investor relations, and other expenses. The timing and amount of our operating expenditures will depend largely on our ability to:

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented: (in thousands)

	For the six months ended June 30,
	2024	2023
Net cash used in operating activities	$(7,378)	$(8,860)
Net cash used in investing activities	—	—
Net cash provided by financing activities	$6,368	$13,467

Operating Activities

During the six months ended June 30, 2024, $7.4 million of cash was used in operating activities. This was primarily attributable to our net loss of $8.6 million, partially offset by non-cash charges of $2.6 million. The change in our operating assets and liabilities was primarily due to $1.2 million payments to vendors, $0.2 million payment of employee compensation and benefits, and $0.1 million payment for our director and officer insurance.

During the six months ended June 30, 2023, $8.9 million of cash was used in operating activities. This was primarily attributable to our net loss of $9.8 million, partially offset by non-cash charges of $2.4 million. The change in our operating assets and liabilities was primarily due to $1.0 million in payments to vendors, and $0.6 million of payments for employee compensation and benefits.

Financing activities

During the six months ended June 30, 2024, net cash provided by financing activities was $6.4 million, consisting primarily of net proceeds from the sale of common stock through the ATM.

During the six months ended June 30, 2023, net cash provided by financing activities was $13.5 million, consisting primarily of $10.7 million in net proceeds from the exercise of warrants associated with our private placement along with $3.1 million of net proceeds from the sale of common stock through the ATM, offset by $0.4 million of deferred offering costs paid.

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

Pursuant to the NXP800 License Agreement, we are required to make payments to the ICR for certain development and regulatory milestones, including up to $22.0 million related to pre-approval milestones, up to $178 million (in addition to the $22.0 million) in regulatory and commercial sales milestones, and mid-single digit to 10% royalties on a tiered basis on net sales, unless development ceases. Additionally, we originally agreed to provide the ICR with up to an additional $0.5 million in research and development. On March 31, 2022, we agreed to provide the ICR with $0.4 million of additional research and development support ($0.9 million total).

Pursuant to the NXP900 License Agreement, we are required to make payments to the UoE for certain development and regulatory milestones, including up to $45.0 million related to pre-approval milestones, up to $279.6 million in regulatory and commercial sales milestones, mid-single digit to 8% royalties on a tiered basis on net sales and 2.5% of the gross amount of each of our future fund raising up to a cumulative total of $3.0 million, unless development ceases. Additionally, we will provide UoE with up to an additional $754,000 in research and development support.

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

As of June 30, 2024, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in and Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this report and our other public filings, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Finances and Capital Requirements

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical stage biopharmaceutical company with a limited operating history. We were incorporated in Delaware in July 2020, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying, investigating, licensing and evaluating potential product candidates, and establishing arrangements with third parties for the manufacture of initial quantities of our lead product candidate and component materials. Both of our product candidates are in early clinical development. We have not yet demonstrated our ability to successfully conduct or complete any clinical development program for our drug candidates, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate.

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

We have incurred losses in each period since we commenced operations. Since inception through the end of June 30, 2024, we had an accumulated deficit of $62.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we continue our research and development efforts for our lead product candidate; conduct preclinical studies and clinical trials for our current and future product candidates; seek marketing approvals for any current or future product candidate that successfully completes clinical trials; experience any delays or encounter any issues with any of the above; establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any current or future product candidates for which we may obtain regulatory approval; obtain, expand, maintain, enforce and protect our intellectual property portfolio; hire additional clinical, regulatory and scientific personnel; and operate as a public company.

Our pipeline product candidates, NXP800 and NXP900, are both in clinical development. Both product candidates will require additional preclinical and clinical studies, regulatory review and approval, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can potentially generate any revenue from product sales. The Phase 1 study for NXP800 started in December 2021 and NXP900 started in September 2023. To date, we have not generated any revenue from our product candidates. Our ability to generate revenue will depend on a number of factors, including, but not limited to:

●	Our ability to timely and successfully complete of our preclinical studies and clinical trials, which may be significantly slower or more costly than anticipated and will depend upon several factors including the performance of third-party contractors, our ability to enroll patients into the clinical trials and the safety, tolerability and efficacy results generated in clinical trials;
●	successful submissions of IND applications to the FDA and any additional comparable applications;
●	completion of nonclinical studies necessary for the IND or comparable submission, as appropriate;
●	whether we are required by the FDA or similar foreign regulatory authorities to conduct additional clinical trials or other studies to support the approval and commercialization of our current or future product candidates;
●	the FDA’s and similar foreign regulatory authorities’ acceptance of the safety, potency, purity, efficacy and risk to benefit profile of our current or future product candidates;
●	the prevalence, duration and severity of side effects or other safety issues experienced with our current or future product candidates, if any;
●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
●	the actual and perceived availability, cost, risk profile and safety and efficacy of our current or future product candidates, if approved, relative to existing and future alternative cancer therapies and competitive product candidates and technologies;
●	our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our current or future product candidates, to remain in good standing with regulatory authorities and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP;
●	our ability to successfully develop a commercial strategy and to commercialize any current or future product candidate in the United States and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;
●	patient demand for our current or future product candidates, if approved; and
●	our ability to establish and enforce intellectual property rights in and to our current or future product candidates.

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

We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our activities to identify new product candidates and initiate clinical trials of, and seek marketing approval for, any of our current or future product candidates. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, ATM facility, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We currently rely on third parties for certain functions or services in support of our clinical trials and key areas of our operations. If these third parties themselves are adversely impacted by restrictions resulting from the COVID-19 outbreak, we will likely experience delays and/or realize additional costs. As a result, our ability to commence and complete clinical trials in a timely fashion, obtain regulatory approvals for, and to commercialize, our current and future product candidates may be delayed or disrupted.

Risks Related to the Development of our Product Candidates

Our development approach may never lead to marketable products.

The patient populations for our product candidates and potential future product candidates may be limited to those with specific target mutations and may not be completely defined but are substantially smaller than the general treated cancer population and we will need to actively screen and identify these patients. Successful identification of patients is dependent on several factors, including achieving certainty as to how diseases with specific genetic alterations respond to our current product candidates or any future product candidates and, if necessary, developing companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for our target indications will be large enough to achieve profitability. In addition, even if our approach is successful, we may never successfully identify additional diseases in which our product candidates may be effective. We do not know if our approach of treating patients with genetically defined cancers will be successful; and if our approach is unsuccessful, our business will suffer.

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

Our ability to generate product revenues from NXP800, NXP900 or any of our other future product candidates depends heavily on the successful clinical development and eventual commercialization. In addition, our drug development programs may contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population based on genetic mutations and other alterations. Companion diagnostics are subject to regulation as medical devices and must themselves receive marketing authorization from the FDA or certain other foreign regulatory agencies before they may be marketed. If a companion diagnostic is essential to the safe and effective use of any of our current and future product candidates, the FDA must conclude that the companion diagnostic meets the applicable standard for safety and effectiveness or for substantial equivalence for use with our product candidates before either the product candidates or companion diagnostic may be marketed in the United States.

Negative preclinical or clinical results in the development of our product candidates may prevent or delay our ability to continue or conduct clinical programs or receive regulatory approvals. For example, although we believe, based on preclinical studies of ARID1a-muted ovarian carcinoma models that demonstrated tumor growth inhibition, that this cancer type might be particularly sensitive to treatment with NXP800, this may not prove true in clinical testing, due to safety and tolerability issues and/or insufficient efficacy, and this holds true for any or all of the potential target indications. Moreover, anti-tumor activity may be different in each tumor type that we plan to evaluate in clinical trials. As a result, we may be required to discontinue development of our drug candidates or invest significant additional resources and delay our clinical trials and ultimately the approval, if any, of any of our other future product candidates.

Our current or future product candidates may not have favorable results in early clinical trials due to safety, tolerability and/or insufficient efficacy findings.  In addition, positive results of early clinical trials are not necessarily predictive of future results, and any product candidate that we advance may not have favorable results in later clinical trials or receive regulatory approval.

We may experience setbacks that could delay or prevent regulatory approval of, or our ability to commercialize, our current or future product candidates, including:

●	negative or inconclusive efficacy results or adverse safety findings from our preclinical studies or clinical trials or positive results from the clinical trials of others for product candidates similar to ours leading to their approval, and evolving to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
●	product-related side effects experienced by patients or subjects in our clinical trials or by individuals using drugs or therapeutics that we, the FDA, other regulators or others view as relevant to the development of our current or future product candidates;

●	delays in submitting IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
●	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials, including our clinical endpoints;
●	delays in enrolling subjects in clinical trials, including identifying appropriate patients, or due to health related emergencies, such as the COVID-19 pandemic, and timely completion of clinical trials, including under GCP or good laboratory practice (“GLP”) requirements;
●	inability to maintain compliance with regulatory requirements, including cGMPs, and complying effectively with other requirements pertaining to the quality of our current or future product candidates;
●	high drop-out rates of subjects from clinical trials due to safety and tolerability issues and/or insufficient efficacy;
●	inadequate supply or quality of our current or future product candidates or other materials necessary for the conduct of our clinical trials;
●	greater than anticipated clinical trial costs;
●	inability to compete with other therapies;
●	poor efficacy of or safety and/or tolerability issues observed with our current or future product candidates or the need for different doses or dosing schedules during clinical trials;
●	trial results taking longer than anticipated;
●	trials being subjected to fraud or data capture failure or other technical mishaps leading to the invalidation of our trials;
●	the results of our trials not supporting application for conditional approval in the European Union;
●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays related to the impact of the spread of the COVID-19 pandemic, including the impact of COVID-19 on the FDA’s ability to continue its normal operations;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical development generally or with respect to our technology in particular; or
●	varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

Clinical trials are conducted on humans, are expensive, and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the process. Additionally, any positive results of preclinical studies and early clinical data of a drug candidate may not be predictive of the final results of the early clinical trial or of later-stage clinical trials, such that drug candidates may not reach later-stages clinical trials based on results from an early-stage clinical trial or reach later stages of clinical trials and fail to show the desired safety and efficacy traits despite having shown indications of those traits in preclinical studies and early-stage clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in early and advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in preclinical studies or preliminary clinical findings. Therefore, the results of any existing and future clinical trials we conduct may not be successful. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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

Identifying and qualifying patients to participate in clinical studies of our current or future product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our current or future product candidates and we may experience delays in our clinical trials if we encounter difficulties in enrollment. Further, because we are currently focused on patients with specific and rare diseases, our ability to enroll eligible patients may be limited and may result in slower enrollment than we anticipate. Our clinical trials will compete with other clinical trials for current or future product candidates that are in the same therapeutic areas as our current or future product candidates, which may reduce the number and types of patients available to us.

Clinical trials may be subject to delays as a result of patient enrollment taking longer than anticipated or greater than anticipated subject withdrawal. We may not be able to initiate or continue clinical trials for our current or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. The enrollment of patients depends on many factors, including:

●	patient identification and eligibility and inclusion/exclusion criteria defined in the protocol;
●	the size of the patient population required for analysis of the clinical trial’s primary endpoints and the process for identifying patients;
●	potential disruptions caused by the COVID-19 pandemic, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of health care resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;
●	the proximity of patients to clinical trial sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and expertise;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the availability of competing commercially available therapies and other competing product candidates’ clinical trials;
●	our ability to obtain and maintain clinical trial subject informed consents; and

●	the risk that subjects enrolled in clinical trials will drop out of the trials before completion.

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

The results of preclinical studies and early clinical trials of a drug candidate may not be predictive of the final results of later-stage clinical trials.  Results of our trials could reveal a high and unacceptable severity and prevalence of adverse safety issues which may result in suspension or termination, and the FDA or comparable foreign regulatory authorities could, through a clinical hold or otherwise, order us to halt or cease further development of or deny approval. Drug-related side effects could also affect patient recruitment into the study or patient willingness to remain in the study and therefore affect our ability to complete clinical trials. Drug-related side effects could also result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Our CTAs and INDs for NXP800 and NXP900, have been approved. However, we may be unable to submit additional CTAs, IND applications or other clinical research on our expected timelines. Moreover, while we have obtained CTA and IND approvals, we cannot be sure that issues will not arise that may lead to the delay, suspension or termination of such clinical trials. Any failure to file CTAs, IND applications or other clinical research authorizations will adversely impact our expected timelines to obtain regulatory acceptance for the commencement of our trials and may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

We are currently party to a license which grants us certain intellectual property rights relating to our lead product candidate, NXP800, as well as other related compounds, and to a license which grants us certain intellectual property rights relating to our second drug candidate, NXP900, as well as other compounds that inhibit the SRC and YES1 kinases. These agreements impose numerous obligations on us to maintain our licensing rights, including development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations. In spite of our efforts, our licensor might conclude that we have materially breached our license agreement and might therefore terminate the license agreement, thereby removing or limiting our ability to develop and commercialize NXP800 or NXP900 (and other compounds covered by the licenses).

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must rely on outside vendors to manufacture our current or future product candidates. We rely on a single CMO to make the NXP800 drug substance and finished drug product, each performed at a different manufacturing facility.  We rely on a single CMO to manufacture NXP900 drug substance and another single CMO to manufacture NXP900 drug product. There is no assurance that we will be able to retain these relationships, and if we are unable to maintain these relationships, we could experience delays in our development efforts. There is no assurance that our CMOs will be successful in manufacturing NXP800 and/or NXP900 drug substance or product. If NXP800, NXP900 or any other drug candidate we may develop or acquire in the future receives regulatory approval, we will likely rely on one or more CMOs to manufacture the commercial supply of such drugs.

Our anticipated reliance on a limited number of third-party manufacturers exposes us to a number of risks, including:

●	due to the limited number of potential manufacturers, and because the FDA requires inspection of any manufacturers’ cGMP compliance as part of our marketing application, we may be unable to identify manufacturers on acceptable terms, if at all;
●	a new manufacturer would have to be educated in and develop substantially equivalent processes for, the production of our current or future product candidates;
●	our third-party manufacturers might be unable to timely manufacture our current or future product candidates or produce the quantity and quality required to meet our clinical and commercial needs due to a variety of potential reasons including failure to achieve drug substance or drug product specifications, batch to batch inconsistencies, site or equipment contaminations, failure to scale up as needed in a cost-efficient manner, failed regulatory inspections, competition for production capacity and availability from other customers;
●	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our current or future product candidates;
●	our third-party manufacturers could breach or terminate their agreements with us;
●	our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and commercial needs, if any;
●	our third-party manufacturers may not perform as contractually agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products;
●	drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and some state agencies in the United States, as well as foreign regulatory authorities, to ensure strict compliance with cGMP regulations and other regulatory requirements; and
●	raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects.

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

As of August 1, 2024, we had 13 full-time employees. We also contract for various services through consulting and vendor agreements. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations.

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

We may seek additional capital through a combination of public and private equity offerings, ATM facility, debt financings, strategic partnerships and alliances and licensing arrangements. Any equity or equity-related financing may dilute our stockholders may subject us to restrictive covenants and interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our current product candidates or any future product candidates that we may develop.

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

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2024.
31.2*	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2024.
32.1**	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2024.
32.2**	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2024.
101*

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 6th day of August 2024.

Nuvectis Pharma, Inc.

By:	/s/ Ron Bentsur
	Name:	Ron Bentsur
	Title:	Chairman, Chief Executive Officer and President

By:	/s/ Michael J Carson
	Name:	Michael J Carson
	Title:	Vice President of Finance (Principal Financial and Accounting Officer)