Form 10-Q
period 2024-09-30
Nuvectis Pharma, Inc.
filed 2024-11-05
CIK 1875558

On the Microsoft license do we have access to

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 1, 2024
Common Stock, $0.00001 par value	19,320,973

NUVECTIS PHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2024

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

Risks Related to our Financial Condition and Capital Requirements

●	We have a limited operating history, have only initiated a limited number of clinical trials, and have only a limited number of patients currently enrolled in our ongoing trials and have not completed any clinical trials to date. We do not have any products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
●	We have incurred losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery or identification, preclinical and clinical development, regulatory approval and commercialization of our current or future product candidates.
●	We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate our research or product development programs, any future commercialization efforts or other operations.
●	Policies implemented during the COVID-19 pandemic, which remain in place today, could adversely impact our business, including our preclinical development, clinical trials and clinical trial operations.

Risks Related to the Development of our Product Candidates

●	We are substantially dependent on the success of our product candidates, NXP800, and NXP900.
●	Clinical trials are very expensive, time consuming and difficult to design and implement, and involve uncertain safety, tolerability and efficacy outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. Our current or future product candidates may not have favorable results in early or later clinical trials, if any, or receive regulatory approval.
●	If we fail to demonstrate safety and/or efficacy for any or all of our product candidates, we may need to terminate development programs, which may harm our reputation and the business.
●	The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for NXP800, NXP900, or any future product candidate.
●	If we are unable to obtain or maintain regulatory approval for our product candidates and ultimately cannot commercialize one or more of them, or experience significant delays in doing so, our business will be materially harmed.

Risks Related to our Reliance on Third Parties

●	The manufacture of our current and potentially of our future product candidates is complex. Our third-party manufacturers may encounter difficulties or interruptions for various reasons, which could delay or entirely halt their ability to make any of our current or future product candidates for clinical trials or, if approved, for commercial sale.

Risks Related to Managing Growth and Employee Matters

●	Our future success depends on our ability to retain our executive officers and key employees and to attract, retain and motivate qualified personnel and manage our human capital.
●	We currently have 13 full-time employees and will need to grow the size and capabilities of our organization. We may experience difficulties in managing this growth.

Risks Related to our Intellectual Property

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents are not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVECTIS PHARMA, INC.

CONDENSED BALANCE SHEETS

(USD in thousands, except per share and share amounts)

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
CURRENT ASSETS
Cash and cash equivalents	$17,169	$19,126
Other current assets	138	59
TOTAL CURRENT ASSETS	17,307	19,185

TOTAL ASSETS	$17,307	$19,185

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES
Accounts payables	$2,261	$2,771
Accrued liabilities	282	415
Employee compensation and benefits	3,773	3,798
TOTAL CURRENT LIABILITIES	6,316	6,984
TOTAL LIABILITIES	6,316	6,984

COMMITMENTS AND CONTINGENCIES, see Note 3

STOCKHOLDERS’ EQUITY, see Note 4

Common Shares, $0.00001 par value – 60,000,000 shares authorized as of September 30, 2024, and December 31, 2023, 18,985,324, and 17,418,886 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively

	*	*
Additional paid in capital	77,988	66,446
Accumulated deficit	(66,997)	(54,245)
TOTAL STOCKHOLDERS’ EQUITY	10,991	12,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,307	$19,185

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
OPERATING EXPENSES
Research and development	$2,819	$4,486	$8,422	$11,115
General and administrative	1,540	1,672	4,976	4,916

OPERATING LOSS	(4,359)	(6,158)	(13,398)	(16,031)
Finance income	206	277	646	393

NET LOSS	$(4,153)	$(5,881)	$(12,752)	$(15,638)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,153)	$(5,881)	$(12,752)	$(15,638)
BASIC AND DILUTED NET LOSS PER COMMON SHARE OUTSTANDING, see Note 6	$(0.24)	$(0.37)	$(0.75)	$(1.02)
Basic and diluted weighted average number of common shares outstanding	17,230,559	16,104,446	16,898,040	15,341,685

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

	Common shares		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2022	15,190,720	*	$46,204	$(31,985)	$14,219
Share-based payments	—	*	1,402	—	1,402
Issuance of restricted share awards	585,499	*	—	—	—
Exercise of preferred investment options	4,000	*	39		39
Exercise of warrants	105,920	*	663		663
Net loss for the period	—	—	-	(4,049)	(4,049)

BALANCES AT MARCH 31, 2023	15,886,139	*	$48,308	$(36,034)	$12,274
Share-based payments	—	*	950	—	950
Issuance of restricted share awards	63,000	—	—	—	—
Exercise of preferred investment options, net of offering costs of $770	997,091	*	8,852	—	8,852
Exercise of warrants	79,104	*	816	—	816
Issuance of common share, net of offering costs of $152 - At-the-market	188,970	*	3,110	—	3,110
Exercise of share options	6,809	*	38	—	38
Net loss for the period	—	—	-	(5,708)	(5,708)
BALANCES AT JUNE 30, 2023	17,221,113	*	$62,074	$(41,742)	$20,332
Share-based payments	—	*	1,134	—	1,134
Issuance of restricted stock awards	15,000	*	—	—	—
Issuance of common stock, net of offering costs of $39 - At-the-market	73,798	*	1,101	—	1,101
Net loss for the period	—	—	-	(5,881)	(5,881)
BALANCES AT SEPTEMBER 30, 2023	17,309,911	*	$64,309	$(47,623)	$16,686

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

	Common Stock		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2023	17,418,886	*	$66,446	$(54,245)	$12,201
Share-based payments	—	—	1,296	—	1,296
Issuance of restricted share awards	434,527	—	—	—	—
Issuance of common shares, net of offering costs of $153 - At-the-market	502,647	*	4,696	—	4,696
Net loss for the period	—	—	—	(4,171)	(4,171)
BALANCES AT MARCH 31, 2024	18,356,060	*	$72,438	$(58,416)	$14,022
Share-based payments	—	*	1,262	—	1,262
Issuance of restricted share awards	146,000	*	—	—	—
Issuance of common shares, net of offering costs of $55 - At-the-market	246,691	*	1,672	—	1,672
Net loss for the period	—	—	—	(4,428)	(4,428)
BALANCES AT JUNE 30, 2024	18,748,751	*	$75,372	$(62,844)	$12,528
Share-based payments	—	*	1,159	—	1,159
Issuance of restricted share awards	20,000	*	—	—	—
Issuance of common shares, net of offering costs of $49 - At-the-market	216,573	*	1,457	—	1,457
Net loss for the period	—	—	—	(4,153)	(4,153)
BALANCES AT SEPTEMBER 30, 2024	18,985,324	*	$77,988	$(66,997)	$10,991

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,752)	$(15,638)
Adjustments to reconcile loss to net cash used in operating activities: Cost of share-based payments	3,717	3,485
Changes in operating assets and liabilities:
(Increase)/decrease in other current assets	(79)	209
(Decrease)/increase in accounts payable	(510)	582
Decrease in accrued liabilities	(133)	(287)
Decrease in accrued compensation and benefits	(25)	(455)
Net cash used in operating activities	$(9,782)	$(12,104)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares - At-the market offering	$8,083	$4,388
Issuance costs related to At-the-market offering	(258)	(190)
Issuance costs related to initial public offering	—	(341)
Proceeds from exercise of warrants, options, and preferred investment options	—	11,192
Issuance costs related to the exercise of warrants, and preferred investment options	—	(371)
Issuance costs related to private placement	—	(508)
Net cash provided by financing activities	$7,825	$14,170
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(1,957)	$2,066
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$19,126	$19,993
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,169	$22,059

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements

NOTE 1 – GENERAL:

a.	Nuvectis Pharma, Inc. (hereafter – the “Company”) was incorporated under the laws of the State of Delaware on July 27, 2020 and commenced its principal operations in May 2021. The Company’s principal executive offices are located in Fort Lee, New Jersey.

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

The Company has incurred net operating losses since its inception and had an accumulated deficit of $67.0 million as of September 30, 2024. The Company had cash and cash equivalents of $17.2 million as of September 30, 2024 and has not generated positive cash flows from operations. To date, the Company has been able to fund its operations primarily through the issuance and sale of common stock.

During the three months ended September 30, 2024, the Company sold a total of 216,573 common shares under its At-the-Market Program for aggregate total gross proceeds of approximately $1.5 million at an average selling price of $6.96 per share, resulting in net proceeds of approximately $1.5 million after deducting issuance costs.

During the nine months ended September 30, 2024, the Company sold a total of 965,911 common shares under its At-the-Market Program for aggregate total gross proceeds of approximately $8.1 million at an average selling price of $8.36 per share, resulting in net proceeds of approximately $7.8 million after deducting issuance costs.

Management believes that its existing cash and cash equivalents as of September 30, 2024 enable the Company to fund planned operations for at least 12 months following the issuance date of these condensed financial statements.

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

In the opinion of management, the unaudited condensed financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the period ended September 30, 2024 are not necessarily indicative of those expected for the year ending December 31, 2024 or for any future period. The condensed balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2024.

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

During the three and nine months ended September 30, 2024 and 2023, there were no transfers between fair value measure levels. Other financial instruments consist mainly of cash and cash equivalents, other current assets, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

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

CRT Pioneer Fund License Agreement

There have been no material changes to the CRT Pioneer Fund License Agreement, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 5, 2024 (see Note 5a in the Notes to the Financial Statements in our Annual Report).

Any potential milestone or royalty payment amounts have not been accrued as of September 30, 2024 and December 31, 2023 due to the uncertainty related to the achievement of these events or milestones.

University of Edinburgh License Agreement

There have been no material changes to the University of Edinburgh (“UoE”) License Agreement as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 5, 2024 (see Note 5a in the Notes to the Financial Statements in our Annual Report).

Any potential future research support, milestone or royalty payment amounts have not been accrued as of September 30, 2024 and December 31, 2023, due to the uncertainty related to the achievement of these events, milestones or commitments to additional research. As of September 30, 2024, the Company has paid UoE $0.8 million of the total of up to $3.0 million related to the fund-raising commitment.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

b.	Related Party Transactions

There have been no related party transactions except for in the normal course of business as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 5, 2024 (see Note 10 in the Notes to the Financial Statements in our Annual Report on Form 10-K).

c.	Contingencies

As of September 30, 2024, and December 31, 2023, there are no contingent liabilities, therefore, no provision was made.

NOTE 4 – STOCKHOLDERS’ EQUITY:

a.	Private Placement in Public Entity

On July 29, 2022, the Company closed a private placement offering (the “July 2022 Private Placement”), pursuant to the terms and conditions of a Securities Purchase Agreement (the “Agreement”), dated July 27, 2022. In connection with the July 2022 Private Placement, the Company issued 1,015,598 shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 909,091 shares of common stock which were fully exercised as of December 31, 2022 and preferred investment options (the “Preferred Investment Options”) to purchase up to an aggregate of 1,924,689 shares of common stock. The Company agreed to pay the placement agent fee and management fee equal to 7.0% and 1.0%, respectively, of the aggregate gross proceeds from the July 2022 Private Placement including the exercise of the Preferred Investment Options. The Preferred Investment Options became exercisable on January 23, 2023, and are exercisable through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the Agreement. As of September 30, 2024, 1,001,091 Preferred Investment Options were exercised for $8.9 million, net of fees. In addition, as part of the July 2022 Private Placement, the Company issued warrants to the placement agent to purchase up to 115,481 shares of common stock. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31. As of September 30, 2024, 79,104 placement agent warrants were exercised for which the Company has received $0.8 million.

b.	At-the-Market Program

During the nine months ended September 30, 2024, the Company sold a total of 965,911 common shares under our At-the-Market Offering Agreement with H. C. Wainwright & Co. (the “ATM Program”) for aggregate total gross proceeds of approximately $8.1 million at an average selling price of $8.37 per share, resulting in net proceeds of approximately $7.8 million after deducting issuance costs.

During the three months ended September 30, 2024, the Company sold a total of 216,573 common shares under its ATM Program for aggregate total gross proceeds of approximately $1.5 million at an average selling price of $6.96 per share, resulting in net proceeds of approximately $1.5 million after deducting issuance costs.

As of September 30, 2024, approximately $26.6 million of securities remain available for sale under the ATM Program.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

NOTE 5 – SHARE-BASED PAYMENTS:

a.	2021 Global Equity Incentive Plan (“Incentive Plan”)

The following table summarizes the Company’s stock option activity in the Incentive Plan for the nine months ended September 30, 2024:

			Weighted
	Number of	Weighted average	average	Aggregated
	shares under	exercise price per	remaining	intrinsic value
	option	option	life	(in thousands)
Balance, December 31, 2023	348,281	$4.59	7.94	$1,317
Granted	—	-
Exercised	—	-
Forfeited	—	-
Outstanding – September 30, 2024	348,281	$4.59	7.19	$592
Exercisable – September 30, 2024	333,281
Expected to vest – September 30, 2024	348,281	$4.59	7.19	$592

As of September 30, 2024, there was $15 thousand in unrecognized share-based compensation expense that is expected to be recognized over a weighted average period of 0.5 years.

Restricted Stock Awards

Restricted stock awards (“RSAs”) have been granted to employees. The value of an RSA award is based on the Company’s share price on the date of grant. The Company granted RSAs pursuant to the Incentive Plan.

The following table summarizes the Company’s RSA activity for the nine months ended September 30, 2024, as described above from the Incentive Plan:

		Weighted	Weighted average	Aggregated
	Number of	average grant	contractual term	intrinsic value
	shares	date fair value	(in years)	(in thousands)
Balance, December 31, 2023	941,496	$8.23	1.80	$7,852
Granted	600,527	8.09
Forfeited	(23,850)	7.70
Vested	(115,304)	7.50
Outstanding – September 30, 2024	1,402,869	$8.16	1.34	$8,824
Expected to vest – September 30, 2024	1,402,869	$8.16	1.34	$8,824

There were 60,000,000 shares of common stock authorized as of September 30, 2024. As of September 30, 2024, and December 31, 2023, 18,985,324 and 17,418,886 shares were issued and outstanding, respectively, which includes 1,402,869 and 941,496 of unvested RSAs as of September 30, 2024, and December 31, 2023, respectively.

As of September 30, 2024, there was $3.8 million of total unrecognized compensation cost related to RSAs expected to be recognized over a weighted average period of 1.32 years.

On January 4, 2024, the Company issued 130,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh. These RSAs vest over three years with one-third vesting on each anniversary of the date of the grant.

On January 12, 2023, the Company issued 210,000 RSAs to Mr. Ron Bentsur and 115,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh (the “January 2023 Grants”). These RSAs vest over three years with one-

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

third vesting on each anniversary of the date of the grant. On January 4, 2024, the vesting of the first one-third of the January 2023 Grants were extended to July 15, 2024. On July 12, 2024, the vesting of the first one-third of the January 2023 Grants were extended to January 3, 2025.

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

On July 27, 2021, Mr. Bentsur, Dr. Poradosu, and Mr. Shemesh were granted 96,759 RSAs, 48,399 RSAs, and 48,399 RSAs, respectively, which were not part of the Incentive Plan and excluded from the table above.  On January 4, 2024, the vestings of the July 2021 grants to Mr. Bentsur, Dr. Poradosu and Mr. Shemesh were extended to July 15, 2024. On July 12, 2024, the vestings of the July 2021 grants to Mr. Bentsur, Dr. Poradosu and Mr. Shemesh were extended to January 3, 2025.

Share Compensation Expense

For the three months ended September 30, 2024, the Company recognized expenses of $0.4 million as part of general and administrative expenses and $0.7 million as part of research and development expenses. For the three months ended September 30, 2023, the Company recognized expenses of $0.5 million as part of general and administrative expenses and $0.6 million as part of research and development expenses.

For the nine months ended September 30, 2024, the Company recognized expenses of $1.4 million as part of general and administrative expenses and $2.3 million as part of research and development expenses. For the nine months ended September 30, 2023, the Company recognized expenses of $1.6 million as part of general and administrative expenses and $1.9 million as part of research and development expenses.

NOTE 6 – NET LOSS PER SHARE:

a.	Basic

Basic net loss per share is calculated by dividing the net loss attributable to the Company’s stockholders by the weighted average number of common share outstanding.

	For the three months	For the three months	For the nine months	For the nine months
	ended September 30, 2024	ended September 30, 2023	ended September 30, 2024	ended September 30, 2023

	in thousand U.S. dollars except per share and share amounts
Loss attributable to common stockholders	$(4,153)	$(5,881)	$(12,752)	$(15,638)
Basic and diluted net loss per common share	(0.24)	(0.37)	(0.75)	(1.02)
Weighted average of common shares outstanding	17,230,559	16,104,446	16,898,040	15,341,685

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of shares of common stock in issue during the period.

	For the three months ended	For the nine months ended
	September 30, 2024	September 30, 2024
Weighted average of common shares	18,882,015	18,303,912
Weighted unvested RSAs	(1,651,456)	(1,405,872)
Weighted average of common shares outstanding	17,230,559	16,898,040

b.	Diluted

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive for the periods presented:

	September 30,
	2024	2023
Common shares issuable in relation to:
Warrants	159,870	159,870
Options	348,281	348,281
Unvested RSAs *	1,596,426	1,145,726

*	Includes 193,557 of RSAs granted outside of the Incentive Plan see explanation in Note 5.

NOTE 7 – RELATED PARTY TRANSACTIONS:

a.	No related party transactions except for in the normal course of business.

NOTE 8 – SUBSEQUENT EVENTS:

a.	See Note 5 regarding the extension of the vesting periods for Mr. Bentsur, Dr. Poradosu, and Mr. Shemesh.

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

In preclinical studies, treatment with NXP800 inhibited tumor growth in xenograft models of human ovarian, endometrial and gastric cancers, in which, a genetic mutation in the AT-rich interactive domain-containing protein 1A (“ARID1a”) gene was present, potentially rendering ARID1a as a biomarker for treatment sensitivity, thereby offering a potential strategy for patient enrichment. Based on this work, we have begun to clinically investigate NXP800 in platinum-resistant ARID1a-mutated ovarian carcinoma, a type of cancer which is primarily comprised of two histologies, ovarian clear cell carcinoma (“OCCC”) and ovarian endometrioid carcinoma (“OEC”). We are investigating the utility of ARID1a deficiency as a patient selection marker in additional tumor types. The genetic screening for the mutations in ARID1a can be detected using a commercially available next generation sequencing-based in vitro diagnostic tests, which are routinely utilized in the clinic for cancer patients.

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

In August 2024, we announced that the FDA granted Orphan Drug Designation to NXP800 for the treatment of patients with ARID1a-deficient ovarian, fallopian tube, and primary peritoneal cancers.

NXP900 (SRC/YES1 Kinase Inhibitor)

We have licensed exclusive world-wide development and commercial rights to NXP900, a SRC Family Kinase (“SFK”) inhibitor that potently inhibits the c-Src (“SRC”) and YES1 kinases. NXP900 was discovered at the University of Edinburgh, Scotland.

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

In vivo, treatment with NXP900 inhibited primary and metastatic tumor growth in xenograft models of breast, cervical, esophageal, head and neck and medulloblastoma cancers, and demonstrated on-target pharmacodynamic effects. Furthermore, it has been found that YES1 gene amplification is a key mechanism of resistance to Epidermal Growth Factor Receptor (“EGFR”), Human Epidermal Growth Factor Receptor 2 (“HER2”) and Anaplastic Lymphoma Kinase (“ALK”). A peer reviewed study published in Nature Communications (not sponsored by the Company) in April 2022 demonstrated that NXP900 was able to re-sensitize resistant non-small cell lung cancer (“NSCLC”) cells to osimertinib (the active ingredient in Tagrisso®), the leading EGFR inhibitor used for the treatment of EGFR mutation-positive NSCLC, when used in combination with osimertinib.   These findings were reproduced and expanded by us in cell line models, demonstrating statistically significant synergies in combination with osimertinib and, separately, with the ALK inhibitor alectinib, (the active ingredient in Alecensa®).

In May 2023, the FDA cleared our IND for NXP900, which includes the Phase 1 clinical trial protocol.

The Phase 1 study was initiated in September 2023 and is comprised of two parts: dose-escalation (Phase 1a), to be followed by an expansion phase (Phase 1b). In the ongoing Phase 1a, the safety, tolerability and pharmacokinetic properties of NXP900 in patients with advanced solid tumors are being assessed to identify a dose and dosing schedule for Phase 1b.

Results of Operations

From our inception on July 27, 2020, through September 30, 2024, we did not generate any revenue. Since our inception through September 30, 2024, our main activities have been development activities for our two drug candidates, NXP800 and NXP900, including completion of the in-license agreements, IND-enabling studies and the conduct of the ongoing Phase 1 clinical trials for each drug candidate and other organizational activities including capital raising.  For NXP800, we conducted IND-enabling studies, which were followed by our Clinical Trial Application and acceptance by the Medicines and Healthcare Regulatory Agency in the UK, IND application and acceptance by the FDA, and Clinical Trial Application and acceptance by the Spanish Agency of Medicines and Medical Devices in Spain.  The Phase 1a and Phase 1b clinical trials for NXP800 commenced in December 2021 and April 2023, respectively. For NXP900, we conducted IND-enabling studies, which were followed by our IND application and acceptance by the FDA, as well as preparations for the Phase 1a clinical trial, which commenced in September 2023.

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

The following table summarizes our results of operations expenses for the three months ended September 30, 2024 and 2023: (in thousands)

	Three Months Ended September 30,
	2024	2023	Change
OPERATING EXPENSES:
Research and development	$2,819	$4,486	$(1,667)
General and administrative	1,540	1,672	(132)

OPERATING LOSS	(4,359)	(6,158)	1,799
Finance income	206	277	(71)

NET LOSS	$(4,153)	$(5,881)	$1,728

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023: (in thousands)

	For the three months ended September 30,		Increase/
	2024	2023	(Decrease)
Clinical expenses	$1,058	$1,209	$(151)
Employee compensation and benefits	1,414	1,219	195
Manufacturing	333	1,494	(1,161)
License fee	—	500	(500)
Professional services and other	14	65	(51)
Total research and development expenses	$2,819	$4,486	$(1,667)

Research and development expenses decreased by $1.7 million, or 37% during the three months ended September 30, 2024, compared to the same period in 2023. The decrease in research and development expense during the three months ended September 30, 2024, was primarily driven by a $1.2 million decrease in manufacturing related costs due to a decrease in manufacturing campaigns, $0.5 million decrease in one-time licensing fees for NXP900, and $0.2 million decrease in clinical trial expenses due clinical trial start-up expenses in 2023, partially offset by a $0.2 million increase in employee compensation including $0.1 million increase related to employee stock compensation.

The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023: (in thousands)

	For the three months ended September 30,		Increase/
	2024	2023	(Decrease)
Professional and consulting services	$764	$831	$(67)
Employee compensation and benefits	391	410	(19)

Insurance and other	385	431	(46)
Total general and administrative expenses	$1,540	$1,672	$(132)

General and administrative expenses decrease by $0.1 million, or 8%, during the three months ended September 30, 2024, compared to the same period in 2023. The decrease in general and administrative expenses during the three months ended September 30, 2024, was primarily driven by the $0.1 million decrease in professional and consulting services related to public company related expenses.

As a result of the foregoing, our loss from operations for the three months ended September 30, 2024, decreased $1.7 million or 29%, compared to the same period in 2023 including a $0.2 million increase in finance income due to an increase in interest rates.

The following table summarizes our results of operations expenses for the nine months ended September 30, 2024 and 2023:

(in thousands)

	Nine Months Ended September 30,
	2024	2023	Change
OPERATING EXPENSES:
Research and development	$8,422	$11,115	$(2,693)
General and administrative	4,976	4,916	60

OPERATING LOSS	(13,398)	(16,031)	2,633
Finance income	646	393	253

NET LOSS	$(12,752)	$(15,638)	$2,886

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023:

(in thousands)

	For the nine months ended September 30,		Increase/
	2024	2023	(Decrease)
Employee compensation and benefits	$4,358	$3,805	$553
Clinical expenses	2,651	3,085	(434)
Manufacturing	1,382	3,094	(1,712)
License fee	—	1,001	(1,001)
Professional services and other	31	131	(100)
Total research and development expenses	$8,422	$11,115	$(2,693)

Research and development expenses decreased by $2.7 million during the nine months ended September 30, 2024 compared to the same period in 2023.  The decrease in research and development expenses during the nine months ended September 30, 2024 was primarily driven by a $1.7 million decrease in manufacturing related costs, $1.0 million decrease in one-time licensing fees for NXP900, and $0.4 million decrease in clinical trial expenses, partially offset by a $0.5 million increase in employee compensation including $0.4 million increase related to employee stock compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023: (in thousands)

	For the nine months ended September 30,		Increase/
	2024	2023	(Decrease)
Professional and consulting services	$2,609	$2,272	$337
Employee compensation and benefits	1,277	1,405	(128)
Insurance and other	1,090	1,239	(149)

Total general and administrative expenses	$4,976	$4,916	$60

General and administrative expenses increased $0.1 million during the nine months ended September 30, 2024 compared to the same period in 2023. The increase in general and administrative expenses during the nine months ended September 30, 2024, was primarily driven by the $0.3 million increase in professional and consulting services related to public company related expenses, partially offset by a $0.1 million decrease related to employee compensation and benefits along with a $0.1 million decrease in other expenses.

As a result of the foregoing, our loss from operations for the nine months ended September 30, 2024, decreased $2.9 million, compared to the same period in 2023, which was primarily driven by employee compensation and benefits, clinical trial expenses, manufacturing expenses, and an increase in finance income of $0.3 million.

Liquidity and Capital Resources

As of September 30, 2024, we had $17.2 million of cash and cash equivalents. For the three months ended September 30, 2024 and 2023, we reported net losses of $4.2 million and $5.9 million, respectively. For the nine months ended September 30, 2024 and 2023, our net losses were $12.8 million and $15.6 million, respectively.

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

In addition, on July 29, 2022, we completed the July 2022 Private Placement in which we received gross proceeds of $15.9 million before deducting fees and expenses (for net proceeds of $14.2 million) excluding payments required by our license agreements. As part of this transaction, we issued Preferred Investment Options which became exercisable on January 23, 2023, and are exercisable through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the securities purchase agreement. As of December 31, 2023, 1,001,091 Preferred Investment Options were exercised for $8.9 million, net of fees. For the three and nine months ended September 30, 2024, zero Preferred Investment Options were exercised, and $0.0 million, net of fees, was received. In addition, as part of the July 2022 Private Placement, we issued warrants to the placement agent to purchase up to 115,481 shares of common stock. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31. As of September 30, 2024, 79,104 placement agent warrants were exercised, and $0.8 million, net of fees, was received.

On March 17, 2023, we filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $150.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with H. C. Wainwright & Co. (the “Sales Agent”), pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $40.0 million under an at-the-market offering program (the “ATM”), which is included in the $150.0 million of securities that may be offered pursuant to the Registration Statement. Pursuant to the ATM, we will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares under the ATM. As of September 30, 2024, we have sold 1,337,654 shares of our common stock and received $12.9 million in net proceeds under the ATM.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented: (in thousands)

	For the nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(9,782)	$(12,104)
Net cash used in investing activities	—	—
Net cash provided by financing activities	$7,825	$14,170

Operating Activities

During the nine months ended September 30, 2024, $9.8 million of cash was used in operating activities. This was primarily attributable to our net loss of $12.8 million, partially offset by non-cash charges of $3.7 million. The change in our operating assets and liabilities was primarily due to $0.6 million payments to vendors, and $0.1 million payment for our director and officer insurance.

During the nine months ended September 30, 2023, $12.1 million of cash was used in operating activities. This was primarily attributable to our net loss of $15.6 million, partially offset by non-cash charges of $3.5 million. The change in our operating assets and liabilities was primarily due to $0.5 million of payments for employee compensation and benefits.

Financing activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $7.8 million, consisting primarily of net proceeds from the sale of common stock through the ATM.

During the nine months ended September 30, 2023, net cash provided by financing activities was $14.2 million, consisting primarily of $10.3 million in net proceeds from the exercise of warrants associated with our private placement along with $4.2 million of net proceeds from the sale of common stock through the ATM, offset by $0.4 million of deferred offering costs paid.

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

Pursuant to the NXP900 License Agreement, we are required to make payments to the UoE for certain development and regulatory milestones, including up to $45.0 million related to pre-approval milestones, up to $279.6 million (in addition to the $45.0 million) in regulatory and commercial sales milestones, mid-single digit to 8% royalties on a tiered basis on net sales and 2.5% of the gross amount of each of our future fund raising up to a cumulative total of $3.0 million, unless development ceases. Additionally, we will provide UoE with up to an additional $754,000 in research and development support.

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

As of September 30, 2024, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in and Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in each period since we commenced operations. Since inception through the end of September 30, 2024, we had an accumulated deficit of $67.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we continue our research and development efforts for our lead product candidate; conduct preclinical studies and clinical trials for our current and future product candidates; seek marketing approvals for any current or future product candidate that successfully completes clinical trials; experience any delays or encounter any issues with any of the above; establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any current or future product candidates for which we may obtain regulatory approval; obtain, expand, maintain, enforce and protect our intellectual property portfolio; hire additional clinical, regulatory and scientific personnel; and operate as a public company.

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

Major public health issues, and specifically the policies and procedures implemented during the COVID-19 pandemic which are still in place, could have an adverse effect on our clinical trials, financial condition, results of operations, and other aspects of our business.

The COVID-19 pandemic had, and continues to have, widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. During 2020 and 2021, there were policies and procedures implemented, which remain in place today, including =a wide distribution of several vaccinations and medicines to overcome the pandemic. We have shifted our operations to co-exist along with the pandemic.

The uncertainty to which the COVID-19 pandemic impacts the Company’s business in the future, affects management’s judgment and assumptions relating to accounting estimates in a variety of areas that depend on these estimates and assumptions. COVID-19 did not have a material influence on these estimates and judgements since the Company began operations in 2021.

The Company continues to face relative uncertainty as to the policies and procedures remaining in place, intensity and duration of, and the nature and timeline for, recovery from the COVID-19 pandemic going forward, and how all of that impacts the Company, including the extent to which potentially permanent changes clinical trial operations have been caused by the pandemic. The Company has taken the approach of managing this uncertainty (to the extent that it continues to remain a significant factor) via strengthening its balance sheet and cash assets and avoiding debt while focusing on cost controls. Some factors from the COVID-19 outbreak or any outbreak caused by any variant of COVID-19 that may delay or otherwise adversely affect our clinical trial programs, as well as adversely impact our business generally, include:

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical sites, and delays enrolling patients in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or any variant, being forced to quarantine, or not otherwise being able to complete study assessments, particularly for older patients or others with a higher risk of contracting COVID-19 or any variant;
●	diversion of healthcare resources, including clinical trial investigators and staff, away from the conduct of clinical trials to focus on pandemic concerns which could result in delays to our partner companies’ clinical trials;
●	limitations on travel, including limitations on domestic and international travel, and government-imposed quarantines or restrictions imposed by key third parties that could interrupt key trial activities, such as clinical trial site initiations and monitoring;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, or production slowdowns or stoppages;
●	disruptions and delays caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home across the healthcare system; and
●	disruptions in or delays to regulatory approvals, inspections, reviews or other regulatory activities as a result of the spread of COVID-19 or any variant, affecting the operations of the FDA or other regulatory authorities.

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

Our current or future product candidates may not have favorable results in early clinical trials due to safety, tolerability and/or insufficient efficacy findings.  In addition, positive results of early clinical trials are not necessarily predictive of future results, and any product candidate that we advance may not have favorable results in later clinical trials or receive regulatory approval. In March 2024 we announced preliminary safety and efficacy results from the ongoing Phase 1b study of NXP800 in platinum-resistant ARID1a-mutated ovarian carcinoma. Any results observed in this preliminary analysis may not be predictive of future results.

We may experience setbacks that could delay or prevent regulatory approval of, or our ability to commercialize, our current or future product candidates, including:

●	negative or inconclusive efficacy results and/or adverse safety findings from our preclinical studies or clinical trials or positive results from the clinical trials of others for product candidates similar to ours leading to their approval, and evolving to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
●	product-related side effects experienced by patients or subjects in our clinical trials or by individuals using drugs or therapeutics that we, the FDA, other regulators or others view as relevant to the development of our current or future product candidates;
●	delays in submitting IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
●	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials, including our clinical endpoints;
●	delays in enrolling subjects in clinical trials, including difficulty or delays in identifying appropriate patients, or due to health-related emergencies, such as the COVID-19 pandemic, and timely completion of clinical trials, including under GCP or good laboratory practice (“GLP”) requirements;
●	inability to maintain compliance with regulatory requirements, including cGMPs, and complying effectively with other requirements pertaining to the quality of our current or future product candidates;
●	high drop-out rates of subjects from clinical trials due to safety and tolerability issues and/or insufficient efficacy;
●	inadequate supply or quality of our current or future product candidates or other materials necessary for the conduct of our clinical trials;
●	greater than anticipated clinical trial costs;
●	inability to compete with other therapies;

●	poor efficacy of or safety and/or tolerability issues observed with our current or future product candidates or the need for different doses or dosing schedules during clinical trials;
●	trial results taking longer than anticipated;
●	trials being subjected to fraud or data capture failure or other technical mishaps leading to the invalidation of our trials;
●	the results of our trials not supporting application for conditional approval in the European Union;
●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays related to the impact of the spread of the COVID-19 pandemic, including the impact of COVID-19 on the FDA’s ability to continue its normal operations;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical development generally or with respect to our technology in particular; or
●	varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

Clinical trials are conducted on humans, are expensive, and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the process. Additionally, any positive results of preclinical studies and early clinical data of a drug candidate may not be predictive of the final results of the early clinical trial or of later-stage clinical trials, such that drug candidates may not reach later-stages clinical trials based on results from an early-stage clinical trial or reach later stages of clinical trials and fail to show the desired safety and efficacy traits despite having shown indications of those traits in preclinical studies and early-stage clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in early and advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in preclinical studies or preliminary clinical findings. Therefore, the results of any existing and future clinical trials we conduct may not be successful. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

●	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;
●	delay or failure in obtaining authorization to commence a trial, including approval from the appropriate independent review board (“IRB”) to conduct testing of a candidate on human subjects, or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
●	delay in reaching, or failure to reach, agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	inability, delay or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
●	delay or failure in recruiting and enrolling suitable volunteers or patients to participate in a trial;
●	delay or failure in developing and validating companion diagnostics, if they are deemed necessary, on a timely basis;
●	failure of patients to complete a trial or return for post-treatment follow-up;
●	inability to monitor patients adequately during or after treatment;
●	clinical sites and investigators deviating from trial protocols, failing to conduct the trial in accordance with regulatory requirements or dropping out of a trial;
●	failure to initiate or delay of or inability to complete a clinical trial as a result of a clinical hold imposed by the FDA or comparable foreign regulatory authority due to observed safety findings or other reasons;
●	negative or inconclusive results in our clinical trials, and our decision to our regulators’ requirement that we conduct additional preclinical studies, clinical trials or that we abandon one or more of our product development programs; or
●	inability to manufacture sufficient quantities of a drug candidate of acceptable quality for use in clinical trials.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

As of November 1, 2024, we had 13 full-time employees. We also contract for various services through consulting and vendor agreements. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations.

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

Prior to the pricing of our initial public offering on February 4, 2022, there was no public trading market for shares of our Common Stock and after our IPO the trading price of our Common Stock has been volatile. Although our Common Stock is listed on the Nasdaq Capital Market, an active trading market for our shares is still developing and may not be sustained in the future. The lack of an active market for our Common Stock creates volatility in the price of the stock and may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable and may reduce the fair market value of their shares. Further, an inactive market may impair our ability to raise capital by selling shares of our Common Stock and to enter into strategic partnerships or acquire companies or products using our shares of common stock as consideration.

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

As of November 1, 2024, our executive officers, directors, and 5% stockholders beneficially owned approximately 56.9% of our voting stock and anticipate that the same group will hold a significant portion of our outstanding voting stock for the foreseeable future. These stockholders will have the ability to influence us through their ownership position. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

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

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2024.
31.2*

Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2024.

32.1**	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2024.
32.2**	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2024.
101*

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 5th day of November 2024.

Nuvectis Pharma, Inc.

By:	/s/ Ron Bentsur
	Name:	Ron Bentsur
	Title:	Chairman, Chief Executive Officer and President

By:	/s/ Michael J Carson
	Name:	Michael J Carson
	Title:	Vice President of Finance (Principal Financial and Accounting Officer)