Form 10-K
period 2024-12-31
Nuvectis Pharma, Inc.
filed 2025-02-25
CIK 1875558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

As of December 30, 2024, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $50.0 million, based on the closing sale price of $5.41 as quoted by the Nasdaq Stock Market as of such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of February 21, 2025
Common Stock, $0.00001 par value	23,391,499

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

Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about:

●	expectations for increases or decreases in expenses;
●	the success and timing of our clinical trials and preclinical studies, including safety and efficacy, for our product candidates, NXP800 and NXP900, patient accrual, unexpected or expected safety and/or tolerability issues, and the usability of data generated from our trials;
●	our ability to obtain regulatory approvals for our product candidates
●	expectations for incurring expenditures related to our research and development and manufacturing of our drug candidates;
●	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;
●	expectations for generating revenue or becoming profitable on a sustained basis;
●	the impact of health epidemics on our business and the actions we may take in response thereto;
●	developments and projections relating to our competitors, regulatory environment and industry;
●	our expectations about how market trends will affect our business;
●	our and our licensors’ ability to obtain, establish, maintain, protect and enforce intellectual property and proprietary protection for our products and technologies and to avoid claims of infringement, misappropriation or other violation of third-party intellectual property and proprietary rights;
●	our ability to attract and retain key personnel and to manage our future growth effectively;
●	expectations for future capital requirements;
●	the volatility of the trading price of our common stock; and
●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act.

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

SUMMARY OF RISK FACTORS

An investment in our common stock is subject to a broad range of risks and should only be made after a careful consideration of such risks. For a discussion of some of the risks you should consider before purchasing our common stock, you are urged to carefully review and consider the section entitled “Risk Factors.”

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects that you should consider before making a decision to invest in our common stock. These risks are discussed more fully in the section entitled “Risk Factors” beginning on page 18 of this report, and include the following:

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

PART I

Item 1.   Business

OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the development of innovative precision medicines for the treatment of serious conditions of unmet medical need in oncology. We seek to develop drug candidates in the precision medicine space, and our processes for selection and clinical development of drug candidates are based on scientific insights into cancer-promoting factors, as well as our understanding of the clinical landscape and regulatory requirements.

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

PRODUCTS UNDER DEVELOPMENT

NXP800

In May 2021, we licensed exclusive worldwide commercial rights to NXP800, a novel small molecule that exerts its biologic activity through activation of the kinase general control nonderepressible 2 (“GCN2”), and which was discovered at the Institute for Cancer Research (“ICR”) in London, England. Our license agreement with the ICR is subject to certain milestone and royalty payments. For additional information see section “NXP800 License Agreement.” The U.S. Food and Drug Administration (“FDA”) granted the NXP800 development program in platinum resistant, adenine-thymine (“AT”)-rich interaction domain (“ARID1a”)-mutated ovarian carcinoma Fast Track Designation in 2022, and Orphan Drug Designations for the treatment of cholangiocarcinoma in 2023 and ARID1a-deficient ovarian, fallopian tube and primary peritoneal cancers in 2024.

Scientific Background

NXP800 activates the GCN2 kinase inducing inhibition of cap-dependent protein translation and activation of the integrated stress response leading to cancer cell death. In preclinical studies, treatment with NXP800 inhibited tumor growth in xenografts of ovarian cancer that harbored a loss of function mutation in the ARID1a gene. Based on this work, we are currently evaluating the safety and efficacy of NXP800 in platinum-resistant ARID1a-mutated ovarian carcinoma, which is a cancer type comprised primarily of two histologies: ovarian clear cell carcinoma (“OCCC”) and endometrioid ovarian carcinoma (“EOC”), and investigating the use of ARID1a mutations as a potential patient selection marker for additional types of cancer. In addition, in preclinical studies, treatment with NXP800 inhibited tumor growth in patient-derived xenograft ("PDX") models of cholangiocarcinoma. The safety and efficacy of NXP800 in this indication is currently being evaluated through an investigator-sponsored study conducted in collaboration with the Mayo Clinic. The genetic screening for mutations in the ARID1a gene is included in commercially available next generation sequencing kits.

NXP800 Clinical Development

A comprehensive preclinical data package supported the approval of the Clinical Trial Application (“CTA”) by the Medicines and Healthcare Regulatory Agency (“MHRA”) in the United Kingdom, and the Investigational New Drug (“IND”) Application submission by the FDA. In December 2021, we announced the commencement of the Phase 1 study for NXP800. The Phase 1 study is comprised of two parts: dose-escalation Phase 1a, which was completed in April 2023, and an expansion Phase 1b. In the Phase 1a, we evaluated the safety, tolerability and pharmacokinetic properties of NXP800 in patients with advanced solid tumors to identify potential doses and dosing schedules for the Phase 1b. In April 2023, we announced the commencement of the Phase 1b, in which the safety and preliminary anti-tumor activity of NXP800 is being evaluated in women with platinum-resistant, ARID1a-mutated ovarian carcinoma. In January 2023, we announced that the European Network of Gynecological Oncology Trial Groups and the GOG Foundation, Inc., the world's premier gynecology oncology clinical trials consortia, will lead the Phase 1b clinical trial in ARID1a-mutated ovarian carcinoma.

In December 2023, we announced a collaboration with Mayo Clinic to conduct an investigator-sponsored clinical trial in patients with cholangiocarcinoma.

In December 2022, we announced that the FDA granted Fast Track Designation status to NXP800 for the treatment of patients with platinum-resistant, ARIDA1a-mutated ovarian carcinoma. In August 2023, we announced that the FDA granted Orphan Drug Designation to NXP800 for the treatment of patients with cholangiocarcinoma. In August 2024, we announced that the FDA granted Orphan Drug Designation to NXP800 for the treatment of ARID1a-deficient ovarian, fallopian tube and primary peritoneal cancers.

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

NXP900

In August 2021, we licensed worldwide commercial rights to NXP900 from the University of Edinburgh in Scotland. NXP900 is a targeted-therapy, small molecule drug candidate that inhibits the proto-oncogene c-Src (“SRC”) and YES1 kinases, the key members of the SRC kinase family.  In May 2023, we announced the IND was cleared by the FDA which included a Phase 1 protocol and comprised of two parts: a dose-escalation Phase 1a and an expansion Phase 1b. In September 2023, we announced the initiation of the Phase 1a portion of the clinical trial where we are evaluating the safety, tolerability and pharmacokinetic properties of NXP900 in patients with advanced solid tumors to identify potential doses and dosing schedules for the Phase 1b. In the Phase 1b portion of the trial, we plan to investigate NXP900 in solid tumors where the SRC and/or YES1 pathways are overactivated and involved in the disease etiology.

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

YES1 is a nonreceptor tyrosine kinase that belongs to the SRC family of kinases and controls multiple cancer signaling pathways. YES1 is amplified and overexpressed in many tumor types, where it promotes cell proliferation, survival, and invasiveness. In addition, YES1 directly phosphorylates and activates the yes-associated protein 1 (“YAP1”), the main effector of the Hippo pathway, which has been identified as a promoter of drug resistance, cancer progression, and metastasis in several cancer types, including squamous cell, mesothelioma and papillary kidney cancers.

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

Gene amplification of the site containing the YES1 gene has been reported in clinical samples in several tumors including lung, head and neck, bladder and esophageal cancers. YES1-dependent oncogenic transformation has also been reported, suggesting that YES1 may play a key role in these solid tumors. The transforming ability of YES1 has been demonstrated via several experimental methods, for example down-regulating YES1 by short hairpin RNA (shRNA) significantly inhibited cell growth in several malignancies, including colon carcinoma, rhabdomyosarcoma, and basal-like breast cancer suggesting YES1 may play a key role in these solid tumors. Furthermore, it has been found that YES1 gene amplification is a mechanism of resistance to epidermal growth factor receptor (“EGFR”), Anaplastic lymphoma kinase (“ALK”) and human epidermal growth factor receptor 2 (“HER2”) inhibitors.

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

OUR STRATEGY

We have a mission-driven strategy to build a global biopharmaceutical company through the identification, licensing, development, and commercialization of therapeutics intended to address unmet medical needs in oncology, with an initial focus on platinum-resistant, ARID1a-mutated ovarian carcinoma. The key elements driving our business strategy include:

●	advancing our lead product candidate, NXP800, through clinical development towards regulatory approval in platinum-resistant, ARID1a mutated ovarian carcinoma and cholangiocarcinoma;
●	maximizing the therapeutic potential for NXP800 in additional tumor types, both as a monotherapy and possibly in combination with other approved therapies;
●	developing NXP900 as a potential differentiated YES1/SRC kinase inhibitor with improved therapeutic activity in solid tumors and advancing it through clinical development towards regulatory approval;
●	maximizing the therapeutic potential of NXP900 by generating additional preclinical data in single agent and combination settings to highlight the benefits of YES1 inhibition and advancing NXP900 through applicable clinical trials towards regulatory approval in such settings;

●	deploying our differentiated and proven business development expertise to further expand our targeted oncology pipeline for patients with unmet medical needs; and
●	evaluating opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties, including potential ex-U.S. collaboration opportunities.

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

In addition, in connection with the license agreement, we provided ICR with additional research and development support totaling approximately $0.9 million to conduct additional scientific research and preclinical testing for certain indications that we select in connection with the NXP800 Program. We own an exclusive license to intellectual property rights developed in the collaboration, to research, develop and commercialize products resulting from the collaboration.

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

Pursuant to the license agreement, we have an obligation to pay success-based milestones and royalties to the UoE, as follows:

●	pre-approval milestone payments of up to approximately $49.5 million including an upfront payment of $3.5 million and an anniversary milestone payment of $0.5 million which have already been paid;
●	regulatory approval and commercial sales milestones of up $279.5 million;
●	mid-single digit to 8% royalties on a tiered basis based on net sales; and
●	2.5% of the gross amount of each Nuvectis capital raising transaction, including our initial public offering (“IPO”), up to an aggregate total of $3.0 million, of which $0.8 million has already been paid.

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

Competition

Our industry is intensely competitive and subject to rapid and significant technological changes. We face competition with respect to our current product candidates, and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets. There are several companies that are developing or have recently obtained approval for drugs for various types of ovarian cancer, including ImmunoGen, Inc. (acquired by Abbvie Inc. for $10.1 billion 2024) and MorphoSys AG (acquired by Novartis for $2.9 billion in 2024).

In the GCN2 activation space, HiberCell is developing HC-7366, an orally bioavailable GCN2 modulator. HC-7366 is under investigation in a phase 1b clinical trial as monotherapy and in combination with a HIF-2a inhibitor in clear cell renal carcinoma patients.

In the SRC/YES1 space, Dasatinib (SPRYCEL®) and bosutinib (BOSULIF®) are multi-kinase inhibitors that potently inhibit the catalytic activity of SRC/YES1, as well as a multitude of other kinases, including Abl, and are approved in Philadelphia chromosome-positive chronic myeloid leukemia and Philadelphia chromosome-positive acute lymphoblastic leukemia, both hematological malignancies. These two compounds have been extensively tested in solid tumors demonstrating only minor clinical activity. Saracatinib is an inhibitor of the SRC/ABl kinases originally developed by AstraZeneca for various types of cancer, but was discontinued in Phase 2.

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

A new drug is eligible for Fast Track Designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need for such disease or condition. Fast Track Designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review of a marketing application once a marketing application is filed, meaning that the agency may review portions of the application before the sponsor submits the complete application, as well as priority review, discussed below. In December 2022, we announced that the FDA granted Fast Track Designation status to NXP800 for the treatment of patients with platinum-resistant, ARIDA1a-mutated ovarian carcinoma. In August 2023, we announced that the FDA granted Orphan Drug Designation for NXP800 for the treatment of cholangiocarcinoma. In August 2024, we announced that the FDA granted Orphan Drug Designation for NXP800 for the treatment of ARID1a-deficient ovarian, fallopian tube and primary peritoneal cancers.

The FDA granted the NXP800 development program in platinum resistant, ARID1a-mutated ovarian carcinoma Fast Track Designation (2022), and Orphan Drug Designations for the treatment of cholangiocarcinoma (2023) and ARID1a-deficient ovarian, fallopian tube and primary peritoneal cancers (2024).

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the Act authorizes and directs the Department of Health and Human Services (the “DHHS”) to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs to be selected by September 1, 2023, and the first year of maximum price applicability to begin in 2026. On October 3, 2023, the Centers for Medicare & Medicaid Services announced that all manufacturers of the initially selected drugs opted to participate. On January 15, 2025, the Biden Administration issued 15 additional drugs selected for Medicare Drug Price

Negotiations. While negotiations are still in progress, the Trump Administration has stated that lowering the cost of prescription drugs for Americans is a top priority and it will continue to pursue drug price negotiations. The Act further authorizes the DHHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the Act creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025. We cannot be sure whether additional or related legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT

As of February 21, 2025, we had 13 full-time employees. Additionally, we have retained and may retain in the future, a number of expert consultants and vendors that help execute different aspects of our business. We consider our relationship with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

We may need to transition at some point in time from a company with a research and development focus to a company capable of supporting commercial activities related to the full product life cycle. We may not be successful in such a transition.

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

We have incurred losses in each period since we incorporated in July 2020. Since inception through the end of December 31, 2024, we had an accumulated deficit of $73.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we continue our research and development efforts for our lead product candidate; conduct preclinical studies and clinical trials for our current and future product candidates; seek marketing approvals for any current or future product candidate that successfully completes clinical trials; experience any delays or encounter any issues with any of the above; establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any current or future product candidates for which we may obtain regulatory approval; obtain, expand, maintain, enforce and protect our intellectual property portfolio; hire additional clinical, regulatory and scientific personnel; and operate as a public company.

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

●	Our ability to timely and successfully complete of our preclinical studies and clinical trials, which may be significantly slower or more costly than anticipated and will depend upon several factors including the performance of third-party contractors, our ability to enroll patients into the clinical trials and the safety, tolerability and efficacy results generated in clinical trials;
●	successful submissions of IND applications to the FDA and any additional comparable applications;
●	completion of nonclinical studies necessary for the IND or comparable submission, as appropriate;
●	whether we are required by the FDA or similar foreign regulatory authorities to conduct additional clinical trials or other studies to support the approval and commercialization of our current or future product candidates;
●	the FDA’s and similar foreign regulatory authorities’ acceptance of the safety, potency, purity, efficacy and risk to benefit profile of our current or future product candidates;
●	the prevalence, duration and severity of side effects or other safety issues experienced with our current or future product candidates, if any;
●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
●	the actual and perceived availability, cost, risk profile and safety and efficacy of our current or future product candidates, if approved, relative to existing and future alternative cancer therapies and competitive product candidates and technologies;
●	our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our current or future product candidates, to remain in good standing with regulatory authorities and to develop, validate and maintain commercially viable manufacturing processes and analytics that are compliant with cGMP;
●	our ability to successfully develop a commercial strategy and to commercialize any current or future product candidate in the United States and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;
●	patient demand for our current or future product candidates, if approved; and
●	our ability to establish and enforce intellectual property rights in and to our current or future product candidates.

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

We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our activities to identify new product candidates and initiate clinical trials of, and seek marketing approval for, any of our current or future product candidates. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, At=the=Market offering program, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

COVID-19-related issues may delay or otherwise adversely affect our clinical trial programs, as well as adversely impact our business generally, include:

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

We rely on third parties for certain functions or services in support of our clinical trials and key areas of our operations. If these third parties themselves are adversely impacted by restrictions resulting from the COVID-19 outbreak, we will likely experience delays and/or realize additional costs. As a result, our ability to commence and complete clinical trials in a timely fashion, obtain regulatory approvals for, and to commercialize, our current and future product candidates may be delayed or disrupted.

Risks Related to the Development of our Product Candidates

Our development approach may never lead to marketable products.

The patient populations for our product candidates and potential future product candidates may be limited to those with specific molecular alterations and be substantially smaller than the general population of cancer patients. Successful identification of patients is dependent on several factors, including achieving certainty as to how diseases with specific molecular alterations respond to our current product candidates or any future product candidates and, if necessary, developing companion diagnostics to identify such molecular alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for our target indications will be large enough to achieve profitability. In addition, even if our approach is successful, we may never successfully identify additional diseases in which our product candidates may be effective. We do not know if our approach of treating patients with genetically defined cancers will be successful; and if our approach is unsuccessful, our business will suffer.

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

Our current or future product candidates may not have favorable results in early clinical trials due to safety, tolerability and/or insufficient efficacy findings.  In addition, positive results of early clinical trials are not necessarily predictive of future results, and any product candidate that we advance may not have favorable results in later clinical trials or receive regulatory approval. In March 2024, and then in November 2024,we announced preliminary safety and efficacy data results from the ongoing Phase 1b study of NXP800 in platinum-resistant ARID1a-mutated ovarian carcinoma. Any results observed in this preliminary analysis may not be predictive of future results.

We may experience setbacks that could delay or prevent regulatory approval of, or our ability to commercialize, our current or future product candidates, including:

●	negative or inconclusive efficacy results and/or adverse safety findings from our preclinical studies or clinical trials or positive results from the clinical trials of others for product candidates similar to ours leading to their approval, and evolving to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
●	product-related side effects experienced by patients or subjects in our clinical trials or by individuals using drugs or therapeutics that we, the FDA, other regulators or others view as relevant to the development of our current or future product candidates;
●	delays in submitting IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
●	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials, including our clinical endpoints;
●	delays in enrolling subjects in clinical trials, including difficulty or delays in identifying appropriate patients, or due to health-related emergencies, such as the COVID-19 pandemic, and timely completion of clinical trials, including under GCP or good laboratory practice (“GLP”) requirements;
●	inability to maintain compliance with regulatory requirements, including cGMPs, and complying effectively with other requirements pertaining to the quality of our current or future product candidates;
●	high drop-out rates of subjects from clinical trials due to safety and tolerability issues and/or insufficient efficacy;
●	inadequate supply or quality of our current or future product candidates or other materials necessary for the conduct of our clinical trials and to satisfy analytical and purity requirements necessary for drug approval;
●	greater than anticipated clinical trial costs;
●	inability to compete with other therapies;
●	poor efficacy of or safety and/or tolerability issues observed with our current or future product candidates or the need for different doses or dosing schedules during clinical trials;
●	trial results taking longer than anticipated;
●	trials being subjected to fraud or data capture failure or other technical mishaps leading to the invalidation of our trials;
●	the results of our trials not supporting application for conditional approval in the European Union;
●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial or manufacturing site;
●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

●	delays related to the impact of the spread of the COVID-19 pandemic, including the impact of COVID-19 on the FDA’s ability to continue its normal operations;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical development generally or with respect to our technology in particular; or
●	varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

We rely, and plan to continue to rely, on CROs, contract manufacturing organizations (“CMOs”) and clinical trial sites to ensure the proper and timely conduct of our clinical trials. Although we have and expect that we will have agreements in place with CROs and CMOs governing their contracted activities and conduct, we will have limited influence over their actual performance. As a result, we ultimately do not and will not have control over a CRO’s or CMO’s compliance with the terms of any agreement it may have with us, its compliance with applicable regulatory requirements, or its adherence to agreed-upon time schedules and deadlines, and a future CRO’s or CMO’s failure to perform those obligations could subject any of our clinical trials to delays or failure.

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

Moreover, our product or product candidates may cause undesirable side effects or pharmacological properties, either as single agent treatment or in combination with approved drugs, that could delay or prevent their regulatory approval or impact their availability and commercial potential after approval.

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

Our CTAs and INDs for NXP800 and NXP900 have been approved. However, we may be unable to submit additional CTAs, IND applications or other clinical research on our expected timelines. Moreover, while we have obtained CTA and IND approvals, we cannot be sure that issues will not arise that may lead to the delay, suspension or termination of such clinical trials. Any failure to file CTAs, IND applications or other clinical research authorizations will adversely impact our expected timelines to obtain regulatory acceptance for the commencement of our trials and may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

Obtaining regulatory approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process, and in many cases the inspection of manufacturing, processing, and packaging facilities by the regulatory authorities. Our current or future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use, or there may be deficiencies in cGMP compliance by us or by our CMOs that could result in the candidate not being approved. Moreover, we have not obtained regulatory approval for any drug candidate in any jurisdiction, and it is possible that none of our existing drug candidates or any drug candidates we may seek to develop in the future will ever obtain regulatory approval.

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

Recent efforts by the Trump Administration to reduce government spending include reductions in FDA’s workforce.

This may impact the FDA’s ability to approve current or future products and could delay regulatory approval of our current or future product candidates. This could delay commercialization of our products.

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

As of February 21, 2025, we had 13 full-time employees. We also contract for various services through consulting and vendor agreements. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations.

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

Prior to the pricing of our IPO on February 4, 2022, there was no public trading market for shares of our Common Stock and after our IPO, the trading price of our Common Stock has been volatile. Although our Common Stock is listed on the Nasdaq Capital Market, an active trading market for our shares is still developing and may not be sustained in the future. The lack of an active market for our Common Stock creates volatility in the price of the stock and may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable and may reduce the fair market value of their shares. Further, an inactive market may impair our ability to raise capital by selling shares of our Common Stock and to enter into strategic partnerships or acquire companies or products using our shares of common stock as consideration.

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

We may seek additional capital through a combination of public and private equity offerings, At-the-Market offering program,, debt financings, strategic partnerships and alliances and licensing arrangements. Any equity or equity-related financing may dilute our stockholders may subject us to restrictive covenants and interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our current product candidates or any future product candidates that we may develop.

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

As of February 21, 2025, our executive officers, directors, and 5% stockholders beneficially owned approximately 41% of our voting stock and anticipate that the same group will hold a significant portion of our outstanding voting stock for the foreseeable future. These stockholders will have the ability to influence us through their ownership position. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies and smaller reporting companies, including: exemption from the auditor attestation requirements of Section 404 of SOX, as amended; being permitted to provide only two years of our audited financial statements and correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; exemption from any Public Company Accounting Oversight Board requirement regarding audit firm rotation or an auditor report supplement providing additional information about the audit and financial statements; reduced disclosure obligations regarding executive compensation; and exemption from the nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Item 2.   Properties

On May 3, 2024, we entered into a one-year lease for office space at 1 Bridge Plaza, 2nd Floor, Fort Lee, NJ 07024. We have taken possession of this space, which serves as our principal executive offices. Total rent expense over the full term of the lease will be approximately $15,000. We believe that our existing facilities are adequate to meet our current requirements. We plan to extend the lease prior to its expiration on May 3, 2025.

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

Equity Compensation Plans

On May 23, 2021 (the “Effective Date”), our Board of Directors (the “Board”) adopted the Global Equity Incentive Plan (the “2021 Plan”), which will continue in effect for ten years from the Effective Date. We have filed and intend to file registration statements on Form S-8 under the Securities Act to register our shares issued or reserved for issuance under our equity incentive plans. The first such registration statement was filed on March 24, 2022 and automatically became effective upon filing with the SEC. Accordingly, shares registered under such registration statement are available for sale in the open market, unless such shares are subject to vesting restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2024, with respect to all of our equity compensation plans in effect on that date:

			Number of
			securities
			remaining
			available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column 1)
Equity compensation plans approved by security holders, the 2021 Plan	2,046,689	$0.95	753,311
Equity compensation plans not approved by security holders	193,557	0.00	—
Total	2,240,246	$0.87	753,311

Holders

As of February 21, 2025, there were approximately 23 holders of record of our common stock. The number of beneficial holders of our common stock does not reflect shareholders who hold shares in street name through brokerage accounts or other nominees.

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

Use of Proceeds from Sales of Registered Securities

On February 4, 2022, our registration statement on Form S-1 (File No. 333-260099) and our registration statement on Form S-1MEF (File No. 333-262512) (collectively, the “Registration Statements”) for our IPO were declared effective by the SEC. Pursuant to such Registration Statements, we sold an aggregate of 3,200,000 shares of our common stock at a price of $5.00 per share for aggregate net cash proceeds of approximately $13.6 million, which amount is net of $1.12 million in underwriter’s discounts, commissions and expenses, and $1.3 million of other expenses incurred in connection with the offering. We closed the offering on February 8, 2022.

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

On March 17, 2023, we filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $150.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with H. C. Wainwright & Co. (the “Sales Agent”), pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $40.0 million under an at-the-market offering program (the “ATM”), which is included in the $150.0 million of securities that may be offered pursuant to the Registration Statement. Pursuant to the ATM, we will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares of our common stock under the ATM. As of December 31, 2024, we have sold 1,876,013 shares of our common stock and received $16.8 million in net proceeds under the ATM.

On February 5, 2025, in connection with the Registration Statement, we entered into an underwriting agreement (the "Underwriting Agreement”) with Lucid Capital Markets, LLC (the "Underwriter”). Pursuant to the Underwriting Agreement, we agreed to sell to the Underwriter, in a firm commitment underwritten public offering, 2,700,000 shares (the "Firm Shares”) of our common stock, $0.00001 par value per share ("Common Stock”), at a price to the public of $5.00 per share, less underwriting discounts and commissions. In addition, pursuant to the Underwriting Agreement, we granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 405,000 shares of Common Stock (the "Additional Shares”). On February 5, 2025, the Underwriter exercised its option to purchase such Additional Shares in full. The transaction closed on February 6, 2025. The aggregate net proceeds are approximately $14.4 million after deducting underwriting discounts and commissions.

We intend to use the net proceeds from these offerings to fund the preclinical and clinical development of NXP800 and NXP900, to continue development and sponsored research related to our current product candidates or any future product candidate, hiring of additional personnel, capital expenditures, costs of operating as a public company and other general corporate purposes.

There has been no material change in the expected use of the net proceeds from our IPO, public or private placement offerings as described in our final prospectus filed with the SEC on February 8, 2022 and February 6, 2025, respectively, pursuant to Rule 424(b) under the Securities Act. We invest the funds received in an interest-bearing money market account.

Item 6.   [Reserved]

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

Our focus has been on progressing the pipeline and executing financing activities to fund pipeline development. Management’s primary evaluation of the success of our company is the ability to progress its pipeline assets forward towards commercialization. This success depends on not only the operational execution of the programs, but also the ability to secure sufficient funding to support the programs. We believe the ability to achieve the anticipated milestones as presented in the section entitled “Business” in Item 1 of this Annual Report on Form 10-K represents our most immediate evaluation points.

Results of Operations

From our inception on July 27, 2020, through December 31, 2024, we did not generate any revenue. Our main activities through December 31, 2024 have been organizational and capital raising activities and the completion of the in-license agreements for our two drug candidates, NXP800 and NXP900, regulatory filings with the MHRA and FDA, preparation and execution for the Phase 1a and Phase 1b clinical trial for NXP800, which commenced in December 2021 and May 2023, respectively, and Phase 1a clinical trial for NXP900, which commenced in September 2023.

For the year ended December 31, 2024, research and development expenses were approximately $12.9 million, compared to approximately $15.4 million for the year ended December 31, 2023, a decrease of $2.5 million. The current period research and development expenses primarily consisted of $6.9 million related to employee compensation including $3.0 million related to non-cash stock compensation, $4.3 million related to clinical trial expenses for our product candidates, and $1.5 million related to the manufacturing costs of our product candidates. For the year ended December 31, 2023, research and development expenses primarily consisted of $6.3 million related to employee compensation including $2.6 million related to non-cash stock compensation, $4.3 million related to clinical trial expenses, $1.0 million in one-time license fee payments, and $3.5 million related to the manufacturing costs of our product candidates.

For the year ended December 31, 2024, general and administrative expenses were approximately $6.9 million, compared to approximately $7.5 million for the year ended December 31, 2023, a decrease of $0.6 million. The current period general and administrative expenses primarily consisted of $3.5 million paid to certain professional and consulting services, $2.1 million in employee compensation including non-cash stock compensation expense of $1.9 million, and $0.6 million related to director and officer insurance. For the year ended December 31, 2023, general and administrative expenses primarily consisted of $3.5 million paid to certain professional and consulting services, $2.3 million in employee compensation including non-cash stock compensation expense of $1.0 million, and $0.8 million related to director and officer insurance.

As a result of the foregoing, our loss from operations for the year ended December 31, 2024 was $19.8 million, compared to a loss from operations of $22.9 million for the year ended December 31, 2023.

We expect our research and development and general and administrative expenses to increase gradually in the future as we continue the execution of our development programs for our two pipeline product candidates, NXP800 and NXP900, and continue to build out our infrastructure to support such research and development activities.

Liquidity and Capital Resources

As of December 31, 2024, we had $18.5 million of cash and cash equivalents.

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

On February 4, 2022, we announced the pricing of our IPO of 3,200,000 shares of common stock for a price of $5.00 per share, less certain underwriting discounts and commissions. Upon closing of the IPO, we issued 128,000 representative warrants, with an exercise price of $6.25, to purchase common stock to the underwriter, equaling 4% of the total shares sold in the IPO. We also granted the underwriter a 30-day option to purchase up to 480,000 additional shares of common stock to cover any over-allotments (the “Over-Allotment Option"), and the right to receive, upon exercise of the Over-allotment Option, a number of additional warrants to purchase common stock totaling 4% of the shares sold in the IPO (including the 128,000 previously issued), on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO. No overallotment shares were purchased by the underwriter and no Over-Allotment Options were granted to the underwriter. As part of the UoE license agreement, we paid UoE $0.4 million associated with this fund raising in 2022.

The IPO closed on February 8, 2022, with gross proceeds of $16.0 million, before deducting underwriting discounts and expenses (for net proceeds of $13.6 million).

On July 29, 2022, we announced the completion of private placement of common stock in which we received gross proceeds of $15.9 million before deducting fees and expenses (for net proceeds of $14.3 million). We also granted the placement agent 115,481 preferred investment options to purchase common stock. As part of the UoE license agreement, we paid UoE $0.4 million associated with this fund raising in 2023.

During the year ended December 31, 2023, we sold a total of 371,743 shares of common stock under the At-the-Market (“ATM”) offering program for aggregate total gross proceeds of approximately $5.3 million at an average selling price of $14.23 per share, resulting in net proceeds of approximately $5.1 million after deducting commissions and other transaction costs.

During the year ended December 31, 2024, we sold a total of 1,504,270 shares of common stock under the ATM offering program for aggregate total gross proceeds of approximately $12.0 million at an average selling price of $8.00 per share, resulting in net proceeds of approximately $11.7 million after deducting commissions and other transaction costs.

On February 6, 2025, we announced the completion of the sale of 3,105,000 shares of common stock with aggregate gross proceeds of approximately $15.5 million at a sales price of $5.00 per share, resulting in approximate net proceeds of $13.9 million after deducting underwriter commissions and other transaction costs including $0.4 million payment due to the UoE related to a fundraising event in the NXP900 license agreement with UoE.

As part of the NXP900 license agreement, we will pay UoE 2.5% of the gross amount of each of our future orderly capital raising transactions up to a cumulative total of $3.0 million, including the $0.8 million related to the IPO and the July 2022 private placement, which have already been paid.

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

Contractual obligations and other commitments

We do not have any material principal contractual obligations and commitments as of December 31, 2024, except as noted below.

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

Pursuant to the NXP800 License Agreement, we are required to make payments to the ICR for certain development and regulatory milestones. As of December 31, 2024, we were obligated to pay up to $22.0 million in milestone payments to the ICR related to pre-approval milestones, up to $178 million (in addition to the $22.0 million) in regulatory and commercial sales milestones and mid-single digit to 10% royalties on a tiered basis based on net sales. Additionally, we will provide the ICR with up to an additional $0.9 million in research and development support. During the year ended December 31, 2023, we paid the ICR $0.4 million in additional research and development support payments. As of December 31, 2023, we recorded a liability of $0.2 million associated with additional research and development support payments.

Pursuant to the NXP900 License Agreement, we are required to make payments to the UoE for certain development and regulatory milestones. As of December 31, 2024, we were obligated to make up to $45.5 million in milestone payments to the UoE related to pre-approval milestones, up to $279.5 million in regulatory and commercial sales milestones, mid-single digit to 8% royalties on a tiered basis based on net sales and 2.5% of the gross amount of each of our fund raisings up to a cumulative total of $3.0 million, of which $0.8 million has already been paid through December 31, 2024. Additionally, we will provide UoE with up to an additional £580,000 in research and development support. Through December 31, 2024, we paid the UoE $1.0 million in milestone payments.

We do not currently have any long-term leases. We rent our office space in Fort Lee, New Jersey based on a one-year agreement signed on May 3, 2024.

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

As of December 31, 2024, we had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $45.0 million and all of the NOL does not expire but are limited to 80% of the company’s taxable income in any given tax year.

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

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of our IPO is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company for as long as either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2024 based on these criteria.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.   Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 11.   Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 14.   Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)Financial Statements.

The following financial statements are filed as part of this report:

NUVECTIS PHARMA INC.

INDEX TO FINANCIAL STATEMENTS

U.S. DOLLARS

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Nuvectis Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nuvectis Pharma, Inc. (the "Company") as of December 31, 2024 and 2023, and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the result of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

February 25, 2025

We have served as the Company’s auditor since 2021.

Kesselman & Kesselman, 146 Derech Menachem Begin St. Tel-Aviv 6492103, Israel,
P.O Box 7187 Tel-Aviv 6107120, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

NUVECTIS PHARMA, INC.

BALANCE SHEETS

(USD in thousands, except per share and share amounts)

	December 31,
	2024	2023
Assets
CURRENT ASSETS
Cash and cash equivalents	$18,533	$19,126
Other current assets	74	59
TOTAL CURRENT ASSETS	18,607	19,185

TOTAL ASSETS	$18,607	$19,185

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES
Accounts payables	$2,498	$2,771
Accrued liabilities	840	415
Employee compensation and benefits	5,556	3,798
TOTAL CURRENT LIABILITIES	8,894	6,984
TOTAL LIABILITIES	8,894	6,984

COMMITMENTS AND CONTINGENCIES, see Note 5

SHAREHOLDERS’ EQUITY, see Note 6

Common Shares, $0.00001 par value – 60,000,000 shares authorized as of December 31, 2024, and December 31, 2023, 19,495,683, and 17,418,886 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively

	*	*
Additional paid in capital	82,958	66,446
Accumulated deficit	(73,245)	(54,245)
TOTAL SHAREHOLDERS’ EQUITY	9,713	12,201
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,607	$19,185

*     Represent amount lower than $1,000 USD.

The accompanying notes are an integral part of these financial statements.

NUVECTIS PHARMA, INC.

STATEMENT OF OPERATIONS

(USD in thousands, except per share and share amounts)

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023
OPERATING EXPENSES
Research and development	$12,918	$15,380
General and administrative	6,929	7,517

OPERATING LOSS	(19,847)	(22,897)
Finance income	847	637

NET LOSS	$(19,000)	$(22,260)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(19,000)	$(22,260)
BASIC AND DILUTED NET LOSS PER COMMON SHARE OUTSTANDING, see Note 8	$(1.11)	$(1.43)
Basic and diluted weighted average number of common shares outstanding	17,113,169	15,556,655

The accompanying notes are an integral part of these financial statements.

NUVECTIS PHARMA, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(USD in thousands, except share amounts)

	Common Shares		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2022	15,190,720	*	$46,204	$(31,985)	$14,219
Issuance of restricted share awards	663,499	*	—	—	—
Exercise of preferred investment options, net of offering costs of $755	1,001,091	*	8,906	—	8,906
Exercise of warrants	185,024	*	1,479		1,479
Issuance of common shares, net of offering costs of $174 - At-the-market	371,743	*	5,114		5,114
Exercise of options	6,809	*	38		38
Share-based payments		*	4,705		4,705
Net loss				(22,260)	(22,260)
BALANCES AT DECEMBER 31, 2023	17,418,886	*	$66,446	$(54,245)	$12,201
Issuance of restricted share awards	572,527	*	—	—	—
Issuance of common shares, net of offering costs of $382 - At-the-market	1,504,270	*	11,654		11,654
Share-based payments		*	4,858		4,858
Net loss				(19,000)	(19,000)
BALANCES AT DECEMBER 31, 2024	19,495,683	*	$82,958	(73,245)	$9,713

*     Represent amount lower than $1,000 USD.

The accompanying notes are an integral part of these financial statements.

NUVECTIS PHARMA, INC.

STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

	December 31,	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,000)	$(22,260)
Adjustments to reconcile loss to net cash used in operating activities: Cost of share-based payments	4,858	4,705
Changes in operating assets and liabilities:
(Increase)/decrease in other current assets	(15)	353
Decrease in accounts payable	(273)	(139)
Increase/(decrease) in accrued liabilities	425	(30)
Increase in accrued compensation and benefits	1,758	1,417
Net cash used in operating activities	(12,247)	(15,954)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares - At-the market offering	12,036	5,289
Issuance costs related to At-the-market offering	(382)	(174)
Issuance costs related to initial public offering	—	(341)
Proceeds from exercise of warrants, options, and preferred investment options	—	11,192
Issuance costs related to the exercise of warrants, and preferred investment options	—	(371)
Issuance costs related to private placement	—	(508)
Net cash provided by financing activities	11,654	15,087
(DECREASE) IN CASH AND CASH EQUIVALENTS	(593)	(867)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$19,126	$19,993
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,533	$19,126

*     Represent amount lower than $1,000 USD.

The accompanying notes are an integral part of these financial statements.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements

NOTE 1 – GENERAL:

a.

Nuvectis Pharma Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 27, 2020 and commenced its principal operations in May 2021. The Company’s principal executive offices are located at Fort Lee in the state of New Jersey. The Company’s shares are traded on the NASDAQ under symbol “NVCT”.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses since its inception and had an accumulated deficit of $73.2 million as of December 31, 2024. The Company had cash and cash equivalents of $18.5 million as of December 31, 2024 and has not generated positive cash flows from operations. To date, the Company has been able to fund its operations primarily through the issuance and sale of common shares and redeemable convertible preferred shares.

During the year ended December 31, 2024, the Company sold a total of 1,504,270 shares of common stock under the ATM for aggregate total gross proceeds of approximately $12.0 million at an average selling price of $8.00 per share, resulting in net proceeds of approximately $11.7 million after deducting commissions and other transaction costs. See Note 12.e for at-the-market activity subsequent to December 31, 2024.

On February 5, 2025, the Company sold 3,105,000 shares of common stock with aggregate gross proceeds of approximately $15.5 million at a sales price of $5.00 per share, resulting in approximate net proceeds of $13.9 million after deducting underwriter commissions and other transaction costs including a $0.4 million payment due to the UoE related to a fundraising event in the license agreement. See Note 12.f for events subsequent to December 31, 2024.

Based on management’s cash flow projections, the Company believes that the Company’s currently available cash and cash equivalents as of December 31, 2024 is sufficient to fund the Company’s planned operations for a period greater than 12 months from the issuance of these financial statements. The Company will need to raise additional capital in order to complete the clinical trials aimed at developing the product candidates until obtaining its regulation and marketing approvals. There can be no assurances that the Company will be able to secure such additional financing if at all, or at terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, or reduce our products’ development, clinical trials, commercialization efforts or other operations, or even close down or liquidate.

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

The Company did not recognize foreign currency transaction gains or losses in the years ended December 31, 2024 and December 31, 2023.

d.	Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, with maturities of three months or less at the date acquired.

e.	Concentrations of Credit Risk

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

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

f.	Leases

In accordance with Accounting Standards Codification (“ASC”) 842, Leases, the Company defines a short-term lease if a lease has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. At the inception of the lease and as of December 31, 2024, the Company determined all leases were classified as short-term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term in general and administrative. The operating lease costs for 2024 and 2023 were $14 thousand each year.

g.	Research and Development Expenses

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

h.	General and Administrative

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

i.	Loss Contingencies

Certain conditions may exist as of the date of the financial statements, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

Management applies the guidance in ASC 450-20-25 when assessing losses resulting from contingencies. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is recorded as accrued expenses in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material are disclosed. As of December 31, 2024, and December 31, 2023, no contingent liabilities have been recognized.

j.	Share-Based Compensation

The Company accounts for employees’, directors’ and service providers’ share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

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

k.	Comprehensive Loss

Comprehensive loss includes no items other than net loss.

l.	Income Taxes
1)	Deferred taxes

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

m.	Net Loss Per Share

The Company’s basic net loss per share is calculated by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares and vested ordinary shares issuable for

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

little or no further consideration outstanding during the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of ordinary shares are anti-dilutive.

n.	Fair Value Measurement

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

The money market accounts as of December 31, 2024 and 2023 totaling $18.2 million and $17.1 million, respectively, are included in cash and cash equivalents and are considered Level 1.

During the years ended December 31, 2024 and 2023, respectively, there were no transfers between fair value measure levels. The Company had no financial assets and liabilities measured at fair value as of December 31, 2024 and 2023, respectively. Other financial instruments consist mainly of cash and cash equivalents, other current assets, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

o.	Warrants

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

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares.

If the warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common shares and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income (expense), net in the statements of operations. Equity-classified warrants are accounted for at consideration received on the issuance date with no changes in fair value recognized after the issuance date. As of December 31, 2024 and 2023, respectively, all of the Company’s outstanding warrants are equity-classified warrants. (See Note 6d.)

p.	Recently Adopted Accounting Pronouncements

The Company qualifies as an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Using exemptions provided under the JOBS Act for EGCs, the Company has elected to defer compliance with new or revised ASUs until it is required to comply with such updates, which is generally consistent with the adoption dates of private companies.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The key amendments include: (a) introduce a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), (b) extend certain annual disclosures to interim periods, (c) clarify single reportable segment entities must apply ASC 280 in its entirety, (d) permit more than one measure of segment profit or loss to be reported under certain conditions, and (e) require disclosure of the title and position of the CODM. This ASU is effective for public entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on January 1, 2024 and such adoption did not impact the Company’s financial position, results of operations, cash flows or net loss per share (See Note 9).

q.	Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, SG&A and research and development). The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

In December 2023, FASB issued an Accounting Standard Update No. 2023-09 “Income Taxes (Topic 740)” to enhance the transparency and decision usefulness of income tax disclosure. The amendments in this Update mandate public entities to disclose specific categories in the rate reconciliation and additional information for reconciling items that meet quantitative threshold in the annual tax rate reconciliations. This update requires to present a table showing percentages and currency amounts, outlining tax related aspects such as state/local income tax, foreign tax effect, changes in tax law, credits, valuation allowances, nontaxable and nondeductible items, unrecognized tax benefits. Items that impact tax calculations by 5% and more are required to be disclosed separately, with certain categories required to be disaggregated by jurisdiction or nature. Reconciling items are categorized based on state/local, foreign, or federal/national tax levels. Some items can be presented on a net basis, while others need gross presentation. Entities must provide explanations of the major state/local jurisdictions affecting taxes and explain individual reconciling items. Additionally, the amendments in this Update require that all entities must disclose amount of income taxes paid disaggregated by federal(national) state and by individual jurisdictions in which income taxes paid if equal to or greater than 5% of total income taxes paid. The amendments also require entities to disclose income from continuing operations before income tax expense, and income tax expenses categorized by federal/national, state, and foreign levels. Moreover, certain previous disclosure requirements, like estimating changes in unrecognized tax benefits and cumulative temporary differences in deferred tax liabilities, are eliminated. The amendment in this Update also replaces the term "public entity" with "public business entity" in Topic 740 definitions.

The ASU will be effective for fiscal years beginning after December 15, 2025, and allows adoption on a prospective basis, with a retrospective option. The Company is in the process of assessing the impacts and method of adoption.

.

NOTE 3 – RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consisted of the following (in thousands):

	For the year ended	For the year ended
	December 31,	December 31,
	2024	2023
Employee compensation and benefits	$6,892	$6,310
Clinical expense	4,330	4,296
Manufacturing	1,535	3,495
License fee	5	1,001
Professional services and other	156	278
Total research and development expenses	$12,918	$15,380

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 4 – GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses consisted of the following (in thousands):

	For the year ended	For the year ended
	December 31,	December 31,
	2024	2023
Professional and consulting services	$3,462	$3,460
Employee compensation and benefits	2,091	2,298
Insurance	606	842
Travel	410	369
Other	360	548
Total general and administrative expenses	$6,929	$7,517

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

a.	License agreement

CRT Pioneer Fund License Agreement

In May 2021, the Company entered into a worldwide, exclusive license agreement with the CRT Pioneer Fund for CP800 and any of its derivatives, (collectively, the “CP800 Program”). CP800 is a small molecule drug candidate that the Company believes can be applied to a broad range of cancers. Prior to licensing by the Company, CRT was the commercial owner of the CP800 Program, which it acquired from the Institute of Cancer Research in London, UK (“ICR”). The ICR is a world-renowned research institute focused on the discovery and preclinical development of cancer therapeutics pursuant to the license agreement, the Company has an obligation to pay success-based milestones and royalties to CRT, as follows: 1) pre-approval milestone payments of up to approximately $26.5 million including an upfront nonrefundable payment of $3.5 million and $1.0 million in patient recruitment milestones which has already been paid; 2) regulatory approval and commercial sales milestones of up to $178 million (in addition to the above $26.5 million); and 3) mid-single digit to 10% royalties on a tiered basis on net sales.

On March 31, 2022, the Company and ICR revised the license agreement for research and development support to a total of $865,000 (to allow for additional research activities). As of December 31, 2024 and 2023, no expense and $0.6 million of research and development expenses were recognized, respectively. As of December 31, 2024, all research and development support had been expensed in prior years.

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

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

by the other party, and upon the appointment of a receiver or upon a winding-up order or similar or equivalent action.

For the years ended December 31, 2024 and 2023, the Company paid no license fees associated with the achievement of certain milestones. These expenses would be recorded as research and development expenses. Any potential future research support, milestone or royalty payment amounts have not been accrued at December 31, 2024 and 2023 due to the uncertainty related to the achievement of these events, milestones or commitments to additional research.

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

The Parties wish to enter into this Agreement to set out the terms for the provision of such funding by the company and the terms of the development collaboration formed between the Parties. In consideration of the obligations of Edinburgh, the Company shall pay the Project Costs in the amount of $772,000, payable over 18 months. As of December 31, 2024, UoE’s research and development as described above has not yet begun and therefore no expenses were recorded in the financial statements.

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

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

For the year ended December 31, 2024, the Company did not pay any fees related to the achievement of certain milestones or the private placement. For the year ended December 31, 2023, the Company paid $1.0 million related to the achievement of certain milestones and $0.4 million associated with the private placement. During the years ended December 31, 2024 and 2023, respectively, these expenses, if any, were recorded as research and development expenses. Through December 31, 2024, the Company has paid UoE $0.8 million of the total $3.0 million related to the fund-raising commitment, also see Note 12 for fund-raising activities after December 31, 2024. Any potential future research support, milestone or royalty payment amounts have not been accrued at December 31, 2024 and 2023 due to the uncertainty related to the achievement of these events, milestones or commitments to additional research.

b.	Contingencies

As of December 31, 2024, and 2023, no contingent liabilities have been recognized.

NOTE 6 – SHAREHOLDERS’ EQUITY:

a.	Private Placement in Public Entity

On July 29, 2022, the Company closed a private placement offering (the “July Private Placement”), pursuant to the terms and conditions of a Securities Purchase Agreement (the “Agreement”), dated July 27, 2022. In connection with the July Private Placement, the Company issued 1,015,598 shares of common shares (the “Shares”), pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 909,091 shares of common shares and preferred investment options (the “Preferred Investment Options”) to purchase up to an aggregate of 1,924,689 shares of common shares. The purchase price of each Share and each Pre-Funded Warrant was the $8.25.  The purchaser received one Preferred Investment Option for no consideration, with each Share or Pre-Funded Warrant purchased. The aggregate net cash proceeds to the Company from the July Private Placement were approximately $14.3 million, after deducting placement agent fees and other offering expenses. The Pre-Funded Warrants had an exercise price of $0.001 per share, were exercisable on or after August 24, 2022, and are exercisable until the Pre-Funded Warrants were exercised in full. The Preferred Investment Options became exercisable on January 23, 2023 and are exercisable at any time on or after January 23, 2023 through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the Agreement. As of December 31, 2024, 1,001,091 Preferred Investment Options were exercised for $8.9 million, net of fees. As of December 31, 2024, 923,598 Preferred Investment Options are exercisable. The Company agreed to pay the placement agent a fee and management fee equal to 7.0% and 1.0%, respectively, of the aggregate gross proceeds from the July Private Placement. In addition, the Company issued warrants to the placement agent to purchase up to 115,481 shares of common shares. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31. The Preferred Investment Options, the Pre-Funded Warrants, and the placement agent warrants are collectively referred to as the “Private Placement Warrants”. As of December 31, 2024, no additional placement warrants were exercised except for the 2023 exercises. As of December 31, 2023, 79,104 placement agent warrants were exercised for which the Company received $0.8 million. As of December 31, 2024, 36,377 placement agent warrants are exercisable.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

b.	At-the-Market Agreement

On March 17, 2023, the Company filed a shelf registration statement on Form S-3 (the “S-3”), which was declared effective on March 29, 2023. Under the S-3, the Company may sell up to a total of $150 million of its securities. In connection with the S-3, the Company entered into an At-the-Market agreement (“ATM”) with H.C. Wainwright & Co., LLC (“Agent”) relating to the sale of shares of common shares. Under the ATM, the Company pays the Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any common shares.

During the years ended December 31, 2024 and 2023, the Company sold a total of 1,504,270 and 371,743 shares of common shares under the ATM for aggregate total gross proceeds of approximately $12.0 million and $5.3 million at an average selling price of $8.00 and $14.23 per share, resulting in net proceeds of approximately $11.7 and $5.1 million after deducting commissions and other transaction costs, respectively.

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

As of December 31, 2024, no dividends have been declared.

NOTE 7 – SHARE BASED PAYMENTS

a.	Share Based Payments

In January 2023, the Company granted 43,500 options with an exercise price of $7.51 per share, to a service provider, which will become exercisable between January 19, 2023, and January 18, 2025, into common shares based on the achievement of service condition, market condition or performance condition. As of December 31, 2024, 40,708 options were exercisable. Service condition options totaled 22,500, had an estimated value based on Black-Scholes of approximately $74,000 and were exercisable as of December 31, 2024.  Performance condition options totaled 12,000, had an estimated value based on Black-Scholes of approximately $39,000 and were exercisable as of December 31, 2024.  Market condition options totaling 9,000 options have a market condition which was achieved by December 31, 2024, and an estimated value of $20,000 based on a Monte Carlo model. During the year ended December 31, 2024, no options were exercised. During the year ended December 31, 2023, 2,792 options were exercised. The fair value of options was evaluated at the grant date using a Black-Scholes Option Pricing Model for various possible scenarios.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

The following table summarizes assumptions used for the Black-Scholes model at the grant date:

Risk-free interest rate	4.09%
Common stock price	$7.51
Expected dividend yield	—
Expected term (in years)	2
Expected volatility	75%

In February 2022, the Company granted to the underwriter of the IPO 128,000 fully vested warrants upon the IPO, exercisable into common shares with an exercise price of $6.25 per share for 5 years after the grant date. The 128,000 fully vested warrants have an estimated value (based on Black-Scholes model) of approximately $458,000 and were recognized as a reduction from gross proceeds of the IPO. As of December 31, 2023, IPO warrants totaling 105,920 were exercised for $0.7 million. As of December 31, 2024, no additional IPO warrants were exercised.

In July 2022, the Company granted to the private placement agent of  the July Private Placement, 115,481 warrants which become exercisable any time between January 23, 2023 and January 29, 2026, into common shares with an exercise price of $10.31 per share. The 115,481 warrants have an estimated value (based on Black-Scholes model) of approximately $618,000. As of December 31, 2023, 79,104 placement agent warrants were exercised for which the Company has received $0.8 million. As of December 31, 2024, no additional placement agent warrants were exercised.

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

The 2021 Plan provides for a variety of share-based compensation awards, including options, restricted share awards, or other shares. Under the 2021 Plan, the Company generally grants share-based awards with service-based vesting conditions only. Options and restricted share awards granted typically vest over a three-year period, but may be granted with different vesting terms.

Mr. Ron Bentsur, Dr. Enrique Poradosu and Mr. Shay Shemesh will be eligible for fully vested common shares equal to 1%, 0.5% and 0.5%, respectively, of the then fully diluted share count when the Company reaches an average capitalization over a 30-day period of $350 million or higher.  As of December 31, 2024, the market capitalization has not been achieved.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

Options

The following table summarizes the Company’s option activity for the year ended December 31, 2024, for the 2021 Incentive Plan:

			Weighted
	Number of	Weighted average	average	Aggregated
	shares under	exercise price per	remaining	intrinsic value
	option	option	life	(in thousands)
Balance, December 31, 2023	348,281	$4.59	7.94	$1,317
Granted	—	-
Exercised	—	-
Forfeited	—	-
Outstanding – December 31, 2024	348,281	$4.59	6.94	$286
Exercisable – December 31, 2024	333,281
Expected to vest – December 31, 2024	348,281	$4.59	6.94	$286

As of December 31, 2024, there was $7 thousand of unrecognized share-based compensation expense related to unvested options that is expected to be recognized over a weighted-average period of 0.25 years.

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

Restricted Share Awards

Restricted stock awards (RSAs) have been granted to employees and directors. The value of an RSA is based on the Company’s stock price on the date of grant.  For grants prior to the IPO, the stock price was determined using a hybrid pricing model with a combination of the Black-Scholes Option Pricing Model (OPM) and the P-WERM model for various possible scenarios. For grants subsequent to the IPO, the Company’s closing stock price on the date of grant was used to determine the fair value. The shares underlying the RSAs are issued on the grant date. The Company has granted RSAs pursuant to the 2021 plan.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

The following table summarizes the Company’s RSA activity for the year ended December 31, 2024, as described above from the 2021 Incentive Plan:

		Weighted	Weighted average	Aggregated
	Number of	average grant	contractual term	intrinsic value
	shares	date fair value	(in years)	(in thousands)
Balance, December 31, 2023	941,496	$8.23	1.80	$7,852
Granted	572,527	8.09
Forfeited	(23,850)	7.70
Vested	(124,404)	6.83
Outstanding – December 31, 2024	1,365,769	$8.21	1.27	$7,389
Expected to vest – December 31, 2024	1,365,769	$8.21	1.27	$7,389

As of December 31, 2024, there was $2.7 million of total unrecognized compensation cost related to RSAs that is expected to be recognized over a weighted average period of 1.3 years.

The total fair value of RSAs vested for the year ended December 31, 2024, was $0.8 million.

On January 4, 2024, the Company issued 130,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh (the “January 2024 Grants”). These RSAs vest over three years with one-third vesting on each anniversary of the date of the grant.

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

On July 27, 2021, Mr. Ron Bentsur, Dr. Enrique Poradosu, and Mr. Shay Shemesh were granted 96,759 RSAs, 48,399 RSAs and 48,399 RSAs, respectively, which were not part of the Incentive Plan and excluded from the table above (the “July 2021 Grants”).  On July  12, 2024, January 4, 2024, March 29, 2023, January 1, 2023, July 1, 2022 and December 13, 2022, the vesting of these grants was extended to January 3, 2025, July 15, 2024, April 1, 2023, January 1, 2023 and June 30, 2022, respectively.

Also see Note 12 for subsequent vesting extensions.

c.	Share compensation expense

For the period ended December 31, 2024, the Company recognized expenses of $1.9 million as part of the general and administrative expenses and $3.0 million as part of the research and development expenses.

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

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023
	(in thousand U.S. dollars except per share and share amounts)
Loss attributable to common stockholders	(19,000)	(22,260)
Basic and diluted net loss per common share	(1.11)	(1.43)
Weighted average of common shares outstanding	17,113,169	15,556,655

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of Ordinary Shares in issue during the year.

	For the year ended
	December 31, 2024	December 31, 2023
Weighted average of common shares	18,525,902	16,691,708
Average unvested RSAs	(1,412,733)	(1,135,053)
Weighted average of common shares outstanding	17,113,169	15,556,655

b.	Diluted

As of December 31, 2024 and 2023, respectively, the Company excluded potentially dilutive securities from the calculation of diluted net loss per Ordinary Share because their effects would have been anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per Ordinary Share because their effect would have been anti-dilutive for the years presented:

	For the year ended	For the year ended
	December 31,	December 31,
	2024	2023
Common shares issuable in relation to:
Warrants	159,870	159,870
Options	348,281	348,281
Unvested RSA *	1,559,326	1,145,726

*	Includes 193,557 of RSAs granted outside of the Incentive Plan see explanation in Note 7.

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

NOTE 9 – SEGMENT REPORTING:

a.	The Company operates in one reportable segment: clinical development. The clinical development segment facilitates the development of potential new drug compounds, and its business is unified for the purposes of valuation of its performance.

Management does not segregate its business for internal reporting. The Company's Chief Operating Decision Maker (“CODM”), who is the CEO evaluates the Company's performance based on its unified internal reporting which is consistent with the presentation in the Company’s financial statements.

Net loss is used to monitor budget versus actual results.

The CODM uses many quantitative and qualitative factors including net loss, and quarterly cash burn in benchmarking the Company to its competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

Significant segment expenses are presented in the Company’s statements of operations. Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s statements of operations, are presented below:

	For the Year Ended December 31,
	2024	2023
Employee Expenses	$8,983	$8,608
Clinical Trial Expenses	4,330	4,296
Professional Fees	3,618	3,738
Manufacturing	1,535	3,495
License Fees	5	1,001
Insurance	606	842
Other Segment Items *	(77)	280
Segment Loss	$19,000	$22,260

* - Other Segment Items included in net loss includes interest income, travel and entertainment expenses, printing and information technology expenses.

NOTE 10 – INCOME TAXES:

a.

The Company has not recorded an income tax benefit for the years ended December 31, 2024 and 2023, respectively. The Company has incurred net pre-tax losses in the United States only for all periods presented. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

b.	Tax Rates:

Income of the Company is taxed according to the federal tax laws in the US and the relevant state laws. The U.S tax rate in 2024 and 2023 is 26.9% comprising U.S statutory tax rates of 21% and state tax rate

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

of 5.9%. For the years ended years ended December 31, 2024 and 2023, the Company’s effective tax rate is below the federal statutory income tax rate of 21% primarily due to state income taxes, net of federal benefit and the Company’s position to establish a full valuation allowance on its deferred tax assets.

c.	Corporate Taxation in the U.S.

The applicable corporate tax rate for the Company is 21%.

As of December 31, 2024, the Company has an accumulated tax loss carryforward of approximately $43.0 million (as of December 31, 2023, $35.0 million). Under U.S. tax laws, subject to certain limitations, carryforward tax losses originating in tax year have no expiration date, but they are limited to 80% of the company’s taxable income in any given tax year.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the year-ended
Percentage of pre-tax income	2024	2023
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	6%	6%
R&D Tax Credit	(5)%	(5)%
Change in valuation allowance	(22)%	(22)%
Income taxes provision (benefit)	—%	—%

d.	Tax Assessments

The Company has not been taxed since its inception.

e.	Deferred Taxes

The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of	As of
	December 31, 2024	December 31, 2023
	(in thousands USD)	(in thousands USD)
Deferred tax asset:
Net operating loss carry forward	11,616	9,625
Share Compensation	3,542	2,236
Research and Development credits	52	52
Accruals and reserves	4,318	2,578
Total deferred tax assets	19,528	14,491
Valuation allowance	(19,528)	(14,491)
Deferred tax assets recognized	—	—

NUVECTIS PHARMA, INC.

Notes to the Financial Statements (continued)

As the achievement of required future taxable income is not likely, the Company recorded a full valuation allowance. The following table presents a reconciliation of the beginning and ending valuation allowance:

	As of	As of
	December 31, 2024	December 31, 2023
	(in thousands USD)	(in thousands USD)
Balance at beginning of the year	14,491	8,573
Additions to valuation allowance	5,037	5,918
Release of valuation allowance	—	—

Balance at end of the year	19,528	14,491

NOTE 11 – RELATED PARTY TRANSACTIONS:

a.	As for related party transactions regarding equity grants, see Note 7 and Note 12.

NOTE 12 – SUBSEQUENT EVENTS:

a.	On January 2, 2025, the Company issued 250,000 RSAs to Mr. Ron Bentsur, and 150,000 RSAs to Dr. Enrique Poradosu and Mr. Shay Shemesh each

b.	On January 2, 2025, the vesting of the January 2024 Grants to Dr. Enrique Poradosu and Mr. Shay Shemesh first 1/3 vesting of the grant was extended to July 15, 2025, the second remained at January 12, 2025 and the third vesting remained at January 12, 2026.

c.	On January 2, 2025, the vesting of the July 2021 Grants and April 2022 Grants to Mr. Ron Bentsur, Dr. Enrique Poradosu and Mr. Shay Shemesh was extended to July 15, 2025

d.	On January 2, 2025, the vesting of the January 2023 Grants to Mr. Ron Bentsur, Dr. Enrique Poradosu and Mr. Shay Shemesh first 1/3 vesting of the grant was extended to July 15, 2025, the second remained at July 15, 2025 and the third vesting remained at January 12, 2026.

e.	Through the completion of the subsequent events review, the Company sold a total of 189,816 shares of common stock under the ATM for aggregate total gross proceeds of approximately $1.3 million at an average selling price of $6.70 per share, resulting in net proceeds of approximately $1.2 million after deducting commissions and other transaction costs.

f.	On February 5, 2025, the Company entered into an underwriter agreement (the “Underwriter Agreement”) in connection with sale of 3,105,000 shares of common stock of the Company with aggregate gross proceeds of approximately $15.5 million at a sales price of $5.00 per share, resulting in approximate net proceeds of $13.9 million after deducting underwriter commissions and other transaction costs including $0.4 million payment to the UoE related to a fundraising event in the license agreement.

(b)Exhibits.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Nuvectis Pharma, Inc., filed as exhibit 3.1 to the Form 8-K filed on February 4, 2022 and incorporated herein by reference.

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nuvectis Pharma, Inc., filed as exhibit 3.3 to the Form 8-K filed on February 4, 2022 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of Nuvectis Pharma, Inc., filed as exhibit 3.2 to the Form 8-K filed on February 4, 2022 and incorporated herein by reference.

4.1	Form of Common Stock Certificate, filed as exhibit 4.1 to the Form S-1/A, filed on October 21, 2021 and incorporated herein by reference.

4.2	Form of Warrant, filed as exhibit 4.2 to the Form S-1/A filed on October 28, 2021 and incorporated herein by reference.

4.3	Form of Underwriter’s Warrant, filed as exhibit 4.2 to the Form S-1/A filed on January 18, 2022 and incorporated herein by reference.

4.4	Form of Preferred Investment Option, filed as exhibit 10.2 to the Form 8-K filed on July 29, 2022 and incorporated herein by reference.

4.5	Form of Pre-Funded Warrant, filed as exhibit 10.3 to the Form 8-K filed on July 29, 2022 and incorporated herein by reference.

4.6	Description of Securities of Nuvectis Pharma, Inc. *

10.1	2021 Global Equity Incentive Plan, filed as exhibit 10.1 to the Form S-1 filed on October 6, 2021 and incorporated herein by reference.

10.2	Executive Employment Agreement with Ron Bentsur, filed as exhibit 10.2 to the Form S-1 filed on October 6, 2021 and incorporated herein by reference. #

10.3	Executive Employment Agreement with Enrique Poradosu, filed as exhibit 10.3 to the Form S-1 filed on October 6, 2021 and incorporated herein by reference. #

10.4	Executive Employment Agreement with Shay Shemesh, filed as exhibit 10.4 to the Form S-1 filed on October 6, 2021 and incorporated herein by reference. #

10.5	License Agreement between Nuvectis Pharma, Inc. and CRT Pioneer Fund LP dated May 19, 2021, filed as exhibit 10.5 to the Form S-1 filed on October 6, 2021 and incorporated herein by reference. **

10.6

License Agreement between Nuvectis Pharma, Inc. and The University Court of the University of Edinburgh, dated August 26, 2021, filed as exhibit 10.6 to the Form S-1 filed on October 6, 2021 and incorporated herein by reference. **

19.1	Nuvectis Pharma, Inc. Insider Trading Policy, filed as exhibit 19.1 to the Form 10-K filed on March 5, 2024 and incorporated herein by reference.

21.1	List of subsidiaries of Nuvectis Pharma, Inc. *

23.1	Consent of Independent Registered Public Accounting Firm *

24.1	Power of Attorney (included on signature page). *

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97.1	Nuvectis Pharma, Inc. Incentive Compensation Recovery Policy, filed as exhibit 97.1 to the Form 10-K filed on March 5, 2024 and incorporated herein by reference.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH*	Inline XBRL Taxonomy Schema Linkbase Document *

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document *

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document *

101.LAB*	Inline XBRL Taxonomy Labels Linkbase Document *

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document *

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.
**	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
#	Management Compensation Arrangement.

Item 16.   Form 10-K Summary

The Company has elected not to provide summary information.

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 25th day of February 2025.

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

Signature	Title	Date

/s/ Ron Bentsur	Chairman, Chief Executive Officer and President
Ron Bentsur	(Principal Executive Officer)	February 25, 2025

/s/ Michael J Carson	Vice President of Finance
Michael J Carson	(Principal Financial and Accounting Officer)	February 25, 2025

/s/ Kenneth Hoberman
Kenneth Hoberman	Director	February 25, 2025

/s/ James F. Olivero III
James F. Oliviero III	Director	February 25, 2025

/s/ Matthew L. Kaplan
Matthew L. Kaplan	Director	February 25, 2025