Form 10-Q
period 2025-03-31
Nuvectis Pharma, Inc.
filed 2025-05-06
CIK 1875558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 1, 2025
Common Stock, $0.00001 par value	23,634,586

NUVECTIS PHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2025

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

Risks Related to our Financial Condition and Capital Requirements

●	We have a limited operating history, have only initiated a limited number of clinical trials, and have only a limited number of patients currently enrolled in our ongoing trials and have not completed any clinical trials to date. We do not have any products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
●	We have incurred losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery or identification, preclinical and clinical development, regulatory approval and commercialization of our current or future product candidates.
●	Tariffs and other trade measures could adversely affect our business, results of operations, financial position and cash flows.
●	We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate our research or product development programs, any future commercialization efforts or other operations.
●	Policies implemented during the COVID 19 pandemic, which remain in place today, could adversely impact our business, including our preclinical development, clinical trials and clinical trial operations.

Risks Related to the Development of our Product Candidates

●	We are substantially dependent on the success of our product candidates, NXP800, and NXP900.
●	Clinical trials are very expensive, time consuming and difficult to design and implement, and involve uncertain safety, tolerability and efficacy outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. Our current or future product candidates may not have favorable results in early or later clinical trials, if any, or receive regulatory approval.
●	If we fail to demonstrate safety and/or efficacy for any or all of our product candidates, we may need to terminate development programs, which may harm our reputation and the business.
●	The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for NXP800, NXP900, or any future product candidate.
●	If we are unable to obtain or maintain regulatory approval for our product candidates and ultimately cannot commercialize one or more of them, or experience significant delays in doing so, our business will be materially harmed.

Risks Related to Government Regulation

●	Denial of or delay in our receipt of required regulatory approvals may prevent or delay commercialization of our current or future product candidates and our ability to generate revenue may be materially impaired.

●	Even if we receive regulatory approval of our current or future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our current or future product candidates.

Risks Related to our Intellectual Property

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents are not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

Risks Related to our Reliance on Third Parties

●	The manufacturing of our current and any future product candidates is complex. Our third-party manufacturers may encounter difficulties or interruptions for various reasons, which could delay or entirely halt their ability to supply any of our current or future product candidates for clinical trials or, if approved, for commercial sale.

Risks Related to Managing Growth and Employee Matters

●	Our future success depends on our ability to retain our executive officers and key employees and to attract, retain and motivate qualified personnel and manage our human capital.
●	We currently have 13 full-time employees and will need to grow the size and capabilities of our organization. We may experience difficulties in managing this growth.

Risks Related to Commercial Activities

●	If any of our current or future product candidates do not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues from any such current or future product candidate may be limited.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our current or future product candidates.

Risks Related to Ownership of our Common Stock

●	We do not know whether an active, liquid and orderly trading market will be maintained for our Common Stock or what the market price of our Common Stock will be and, as a result, it may be difficult for you to sell your shares of our Common Stock.

●	We do not intend to pay dividends on our Common Stock in the foreseeable future, so any returns will be limited to the value of our stock, which may be volatile.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVECTIS PHARMA, INC.

CONDENSED BALANCE SHEETS

(USD in thousands, except per share and share amounts)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
CURRENT ASSETS
Cash and cash equivalents	$29,864	$18,533
Other current assets	284	74
TOTAL CURRENT ASSETS	30,148	18,607

TOTAL ASSETS	$30,148	$18,607

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES
Accounts payables	$2,992	$2,498
Payable offering costs	300	—
Accrued liabilities	865	840
Employee compensation and benefits	5,037	5,556
TOTAL CURRENT LIABILITIES	9,194	8,894
TOTAL LIABILITIES	9,194	8,894

COMMITMENTS AND CONTINGENCIES, see Note 3

SHAREHOLDERS’ EQUITY, see Note 4

Common Shares, $0.00001 par value – 60,000,000 shares authorized as of March 31, 2025, and December 31, 2024, 23,634,586, and 19,495,683 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively

	*	*
Additional paid in capital	99,531	82,958
Accumulated deficit	(78,577)	(73,245)
TOTAL SHAREHOLDERS’ EQUITY	20,954	9,713
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,148	$18,607

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended March 31
	2025	2024
OPERATING EXPENSES
Research and development	$3,680	$2,660
General and administrative	1,888	1,736

OPERATING LOSS	(5,568)	(4,396)
Finance income	236	225

NET LOSS	$(5,332)	$(4,171)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,332)	$(4,171)
BASIC AND DILUTED NET LOSS PER COMMON SHARE OUTSTANDING, see Note 6	$(0.27)	$(0.25)
Basic and diluted weighted average number of common shares outstanding	19,937,507	16,559,335

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

	Common shares		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2023	17,418,886	*	$66,446	$(54,245)	$12,201
Share-based payments	—	—	1,296	—	1,296
Issuance of restricted share awards	434,527	—	—	—	—
Issuance of common shares, net of offering costs of $153 - At-the-market	502,647	*	4,696	—	4,696
Net loss for the period	—	—	-	(4,171)	(4,171)
BALANCES AT MARCH 31, 2024	18,356,060	*	$72,438	$(58,416)	$14,022

	Common Shares		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2024	19,495,683	*	$82,958	$(73,245)	$9,713
Share-based payments	—	—	1,368	—	1,368
Issuance of restricted share awards	844,087	—	—	—	—
Issuance of common shares, net of offering costs of $1,552 - Public offering	3,105,000	*	13,973		13,973
Issuance of common shares, net of offering costs of $41 - At-the-market	189,816	*	1,232	—	1,232
Net loss for the period	—	—	—	(5,332)	(5,332)
BALANCES AT MARCH 31, 2025	23,634,586	*	$99,531	$(78,577)	$20,954

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,332)	$(4,171)
Adjustments to reconcile loss to net cash used in operating activities: Cost of share-based payments	1,368	1,296
Changes in operating assets and liabilities:
Increase in other current assets	(210)	(191)
Increase/(decrease) in accounts payable	494	(1,012)
Increase in accrued liabilities	25	71
Decrease in employee compensation and benefits	(519)	(351)
Net cash used in operating activities	$(4,174)	$(4,358)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares - At-the market offering	$1,273	$4,849
Issuance costs related to At-the-market offering	(41)	(153)
Proceeds from public offering	15,525	—
Issuance costs related to public offering	(1,252)	—
Net cash provided by financing activities	$15,505	$4,696
INCREASE IN CASH AND CASH EQUIVALENTS	$11,331	$338
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$18,533	$19,126
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,864	$19,464

Supplemental noncash disclosure of investing and financing activities:
Unpaid issuance costs related to the public offering	300	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements

NOTE 1 – GENERAL:

a.	Nuvectis Pharma, Inc. (hereafter – the “Company”) was incorporated under the laws of the State of Delaware on July 27, 2020 and commenced its principal operations in May 2021. The Company’s main office is located in Fort Lee, New Jersey. The Company’s shares are traded on the NASDAQ under symbol “NVCT”.

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

The Company has incurred net operating losses since its inception and had an accumulated deficit of $78.6 million as of March 31, 2025. The Company had cash and cash equivalents of $29.9 million as of March 31, 2025 and has not generated positive cash flows from operations. To date, the Company has been able to fund its operations primarily through the issuance and sale of common stock.

During February 2025, the Company completed a public offering in which it received approximately $14.0 million in net proceeds, after deducting underwriting discounts and expenses along with deducting other offering expenses (see Note 4).

During the three months ended March 31, 2025, the Company sold a total of 189,816 common shares under its At-the-Market Program for aggregate total gross proceeds of approximately $1.3 million at an average selling price of $6.70 per share, resulting in net proceeds of approximately $1.2 million after deducting issuance costs.

Management believes that its existing cash and cash equivalents as of March 31, 2025 enable the Company to fund planned operations for at least 12 months following the issuance date of these condensed financial statements.

The Company will need to raise additional capital in order to complete the clinical trials aimed at developing the product candidates until obtaining its regulatory and marketing approvals and, if approved, for the commercialization of our product candidates. There can be no assurances that the Company will be able to secure such additional financing, or at terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, or reduce its products’ development, clinical trials, commercialization efforts or other operations, or even close down or liquidate.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of Presentation

The accompanying condensed financial statements are unaudited. The unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), are stated in U.S. dollars and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements for the year ended 2024. The unaudited condensed financial statements include the accounts of the Company. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the unaudited condensed financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the period ended March 31, 2025 are not necessarily indicative of those expected for the year ending December 31, 2025 or for any future period. The condensed balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2025.

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

During the three months ended March 31, 2025 and 2024, there were no transfers between fair value measure levels. Other financial instruments consist mainly of cash and cash equivalents, other current assets, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

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

CRT Pioneer Fund License Agreement

There have been no material changes to the CRT Pioneer Fund License Agreement, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025 (see Note 5a in the Notes to the Financial Statements in our Annual Report).

Any potential milestone or royalty payment amounts have not been accrued as of March 31, 2025 and December 31, 2024 due to the uncertainty related to the achievement of these events or milestones.

University of Edinburgh License Agreement

There have been no material changes to the University of Edinburgh (“UoE”) License Agreement as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025 (see Note 5a in the Notes to the Financial Statements in our Annual Report).

Any potential future research support, milestone or royalty payment amounts have not been accrued as of March 31, 2025 and December 31, 2024, due to the uncertainty related to the achievement of these events, milestones or commitments to additional research. As of March 31, 2025, the Company has paid UoE $1.2 million of the total of up to $3.0 million related to the fund-raising commitment. During the three months ended March 31, 2025, the Company expensed $0.4 million in licensee fees associated with the February 2025 public offering which is included in the $1.2 million of total fund-raising commitment.

b.	Related Party Transactions

There have been no related party transactions except for in the normal course of business as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025 (see Note 10 in the Notes to the Financial Statements in our Annual Report on Form 10-K).

c.	Contingencies

As of March 31, 2025, and December 31, 2024, there are no contingent liabilities, therefore, no provision was made.

NOTE 4 – SHAREHOLDERS’ EQUITY:

a.	Private Placement in Public Entity

On July 29, 2022, the Company closed a private placement offering (the “July 2022 Private Placement”), pursuant to the terms and conditions of a Securities Purchase Agreement (the “Agreement”), dated July 27, 2022. In connection with the July 2022 Private Placement, the Company issued 1,015,598 shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 909,091 shares of common stock which were fully exercised as of December 31, 2022 and preferred investment options (the “Preferred Investment Options”) to purchase up to an aggregate of 1,924,689 shares of common stock. The Company agreed to pay the placement agent fee and management fee equal to 7.0% and 1.0%, respectively, of the aggregate gross proceeds from the July 2022 Private Placement including the exercise of the Preferred Investment Options. The Preferred Investment Options became exercisable on January 23, 2023, and are exercisable through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the Agreement. As of March 31, 2025, 1,001,091 Preferred Investment Options were exercised for $8.9 million, net of fees. In addition, as part of the July 2022 Private Placement, the Company issued warrants to the placement agent to purchase up to 115,481 shares of common stock. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31. As of March 31, 2025, 79,104 placement agent warrants were exercised for which the Company has received $0.8 million, representing no new exercises during the three months.

b.	At-the-Market Program

During the three months ended March 31, 2025, the Company sold a total of 189,816 common shares under its ATM Program for aggregate total gross proceeds of approximately $1.3 million at an average selling price of $6.70 per share, resulting in net proceeds of approximately $1.3 million after deducting issuance fees.

As of March 31, 2025, approximately $21.4 million of securities remain available for sale under the ATM Program.

c.	Public Offering

During February 2025, the Company completed a public offering in which it sold 3,105,000 shares of common stock at $5.00 per share and received net proceeds of $14.0 million, after underwriting discounts and commissions of $1.1 million and other offering expenses of $0.4 million.

NOTE 5 – SHARE-BASED PAYMENTS:

a.	2021 Global Equity Incentive Plan (“Incentive Plan”)

The following table summarizes the Company’s stock option activity in the Incentive Plan for the three months ended March 31, 2025:

			Weighted
	Number of	Weighted average	average	Aggregated
	shares under	exercise price per	remaining	intrinsic value
	option	option	life	(in thousands)
Balance, December 31, 2024	348,281	$4.59	6.94	$286
Granted	—	-
Exercised	—	-
Forfeited	—	-
Outstanding – March 31, 2025	348,281	$4.59	6.69	$1,804
Exercisable – March 31, 2025	333,281
Expected to vest – March 31, 2025	348,281	$4.59	6.69	$1,804

As of March 31, 2025, all share-based compensation expense has been recognized.

Restricted Stock Awards

Restricted stock awards (“RSAs”) have been granted to employees. The value of an RSA award is based on the Company’s share price on the date of grant. The Company granted RSAs pursuant to the Incentive Plan.

The following table summarizes the Company’s RSA activity for the three months ended March 31, 2025, as described above from the Incentive Plan:

		Weighted	Weighted average	Aggregated
	Number of	average grant	contractual term	intrinsic value
	shares	date fair value	(in years)	(in thousands)
Balance, December 31, 2024	1,365,769	$8.21	1.27	$7,389
Granted	844,087	5.39
Forfeited
Vested	(97,590)
Outstanding – March 31, 2025	2,112,266	$7.13	1.68	$20,637
Expected to vest – March 31, 2025	2,112,266	$7.13	1.68	$20,637

As of March 31, 2025, there was $5.2 million of total unrecognized compensation cost related to RSAs expected to be recognized over a weighted average period of 1.68 years.

On January 2, 2025, the Company issued 250,000 RSAs to Mr. Ron Bentsur, and 150,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh. These RSAs vest over three years with one-third vesting on each anniversary of the date of the grant.

On January 4, 2024, the Company issued 130,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh (the “January 2024 Grants”). These RSAs vest over three years with one-third vesting on each anniversary of the date of the grant. On January 2, 2025, the vesting of the first one-third of the January 2024 Grants were extended to July 15, 2025.

On January 12, 2023, the Company issued 210,000 RSAs to Mr. Ron Bentsur and 115,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh (the “January 2023 Grants”). These RSAs vest over three years with one-

third vesting on each anniversary of the date of the grant. On January 2, 2025, the vesting of the first two-thirds of the January 2023 Grants were extended to July 15, 2025, and the final third vests January 12, 2026.

On April 1, 2022, the Company issued 120,000 RSAs to Mr. Bentsur and 60,000 RSAs to each of Dr. Poradosu and Mr. Shemesh (the “April 2022 Grants”). These RSAs vest over three years with one-third vesting on each anniversary of the date of the grant.  On January 2, 2025, the full vesting of the April 2022 Grants were extended to July 15, 2025.

On July 27, 2021, Mr. Bentsur, Dr. Poradosu, and Mr. Shemesh were granted 96,759 RSAs, 48,399 RSAs, and 48,399 RSAs, respectively, which were not part of the Incentive Plan and excluded from the table above.  On January 2, 2025, the vesting of the July 2021 grants to Mr. Bentsur, Dr. Poradosu and Mr. Shemesh were extended to July 15, 2025.

Share Compensation Expense

For the three months ended March 31, 2025, the Company recognized expenses of $0.5 million as part of general and administrative expenses and $0.9 million as part of research and development expenses. For the three months ended March 31, 2024, the Company recognized expenses of $0.5 million as part of general and administrative expenses and $0.8 million as part of research and development expenses.

NOTE 6 – NET LOSS PER SHARE:

a.	Basic

Basic net loss per share is calculated by dividing the net loss attributable to the Company’s stockholders by the weighted average number of common share outstanding.

	For the three months	For the three months
	ended March 31, 2025	ended March 31, 2024

Loss attributable to common stockholders	$(5,332)	$(4,171)
Basic and diluted net loss per common share	(0.27)	(0.25)
Weighted average of common shares outstanding	19,937,507	16,559,335

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of shares of common stock in issue during the period.

	For the three months ended	For the three months ended
	March 31, 2025	March 31, 2024
Weighted average of common shares	22,118,727	17,927,858
Average unvested RSAs	(2,181,220)	(1,368,523)
Weighted average of common shares outstanding	19,937,507	16,559,335

b.	Diluted

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive for the periods presented:

	March 31,
	2025	2024
Common shares issuable in relation to:
Warrants	159,870	159,870
Options	348,281	348,281
Unvested RSAs *	2,305,823	1,559,326

*	Includes 193,557 of RSAs granted outside of the Incentive Plan see explanation in Note 5.

NOTE 7 – SEGMENT REPORTING

a.	The Company operates in one reportable segment: clinical development. The clinical development segment facilitates the development of potential new drug compounds, and its business is unified for the purposes of valuation of its performance.

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

Significant segment expenses are presented in the Company’s statements of operations. Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s statements of operations, are presented below:

	Three Months Ended March 31
	2025	2024
Employee Expenses	$2,219	$2,023
Clinical Trial Expenses	1,036	702
Professional Fees	970	902
Manufacturing	476	414
License Fees	438	—
Insurance	429	355
Other Segment Items *	(236)	(225)
Segment Loss	$5,332	$4,171

* - Other Segment Items included in net loss includes finance income.

NOTE 8 - RELATED PARTY TRANSACTIONS:

No related party transactions except for in the normal course of business (see Note 5).

Item 2.Management’s Discussion and Analysis of the Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan,” “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2024. As used below, the words “we,” “us” and “our” may refer to Nuvectis Pharma, Inc.

Overview

We are a biopharmaceutical company focused on the development of innovative precision medicines for the treatment of serious conditions of unmet medical need in oncology.

NXP800 (GCN2 Kinase Activator)

We have licensed exclusive world-wide development and commercial rights to NXP800, an oral, small molecule discovered at the Institute of Cancer Research (“ICR”) in London, England.

In preclinical studies, treatment with NXP800 inhibited tumor growth in xenograft models of human ovarian, endometrial and gastric cancers, in which, a genetic mutation in the AT-rich interactive domain-containing protein 1A (“ARID1a”) gene was present, potentially rendering ARID1a as a biomarker for treatment sensitivity, thereby offering a potential strategy for patient enrichment. Based on this work, we have begun to clinically investigate NXP800 in platinum-resistant ARID1a-mutated ovarian carcinoma, a type of cancer which is primarily comprised of two histologies, ovarian clear cell carcinoma (“OCCC”) and ovarian endometrioid carcinoma (“OEC”). We are investigating the utility of ARID1a deficiency as a patient selection marker in additional tumor types. The genetic screening for the mutations in ARID1a can be detected using commercially available next generation sequencing-based in vitro diagnostic tests, which are routinely utilized in the clinic for cancer patients.

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

YES1 is a nonreceptor tyrosine kinase that belongs to the SRC family of kinases and controls multiple cancer signaling pathways. YES1 is gene-amplified and overexpressed in many tumor types, where it promotes cell proliferation, survival, and invasiveness. In addition, YES1 directly phosphorylates and activates the yes-associated protein 1 (“YAP1”), the main effector of the Hippo pathway, which has been identified as a promoter of drug resistance, cancer progression, and metastasis in several cancer types, including squamous cell, mesothelioma and papillary kidney cancers.

In vivo, treatment with NXP900 inhibited primary and metastatic tumor growth in xenograft models of breast, esophageal, lung, head and neck cancers and medulloblastoma, and demonstrated on-target pharmacodynamic effects. Moreover, publications in the scientific literature outlined opportunities to potentially reverse resistance to osimertinib (active ingredient of Tagrisso®) in non-small cell lung cancer (“NSCLC”) and enzalutamide (active ingredient of Xtandi®) in metastatic, castration resistant prostate cancer, in combination with these agents, validating the potential importance of NXP900’s key targets, YES1 and SRC kinases, in these disease settings.  Studies published by Nuvectis and academic collaborators confirmed the ability of NXP900 to synergize with and restore sensitivity to epidermal growth factor receptor (“EGFR”) and anaplastic lymphoma kinase (“ALK”) inhibitors in NSCLC models with acquired resistance to these inhibitors. In May 2023, the FDA cleared our IND for NXP900, which includes the Phase 1 clinical trial protocol.

The Phase 1 study was initiated in September 2023 and is comprised of two parts: dose-escalation (Phase 1a), to be followed by an expansion phase (Phase 1b). In the ongoing Phase 1a, the safety, tolerability and pharmacokinetic properties of NXP900 in patients with advanced solid tumors are being assessed to identify doses and dosing schedules for Phase 1b.

Results of Operations

From our inception on July 27, 2020, through March 31, 2025, we did not generate any revenue. Since our inception through March 31, 2025, our main activities have been development activities for our two drug candidates, NXP800 and NXP900, including completion of the in-license agreements, IND-enabling studies and the conduct of the ongoing Phase 1 clinical trials for each drug candidate and other organizational activities including capital raising.  For NXP800, we conducted IND-enabling studies, which were followed by our Clinical Trial Application and acceptance by the Medicines and Healthcare Regulatory Agency in the UK, IND application and acceptance by the FDA, and Clinical Trial Application and acceptance by the Spanish Agency of Medicines and Medical Devices in Spain.  The Phase 1a and Phase 1b clinical trials for NXP800 commenced in December 2021 and April 2023, respectively. For NXP900, we conducted IND-enabling studies, which were followed by our IND application and acceptance by the FDA, as well as preparations for the Phase 1a clinical trial, which commenced in September 2023.

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

The following table summarizes our results of operations expenses for the three months ended March 31, 2025 and 2024:

(in thousands)

	Three Months Ended March 31,
	2025	2024	Change
OPERATING EXPENSES:
Research and development	$3,680	$2,660	$1,020
General and administrative	1,888	1,736	152

OPERATING LOSS	(5,568)	(4,396)	(1,172)
Finance income	236	225	11

NET LOSS	$(5,332)	$(4,171)	$(1,161)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025, and 2024:

(in thousands)

	For the three months ended March 31,		Increase/
	2025	2024	(Decrease)
Employee compensation and benefits	$1,717	$1,527	$190
Clinical expenses	1,036	702	334
Manufacturing	476	414	62
License fee	438	—	438
Professional services and other	13	17	(4)
Total research and development expenses	$3,680	$2,660	$1,020

Research and development expenses increased by $1.0 million during the three months ended March 31, 2025 compared to the same period in 2024.  The increase in research and development expenses during the three months ended March 31, 2025 was primarily driven by a $0.4 million increase in one-time licensing fees for NXP900, $0.3 million increase in clinical trial expenses, $0.2 million increase in employee compensation including a $0.1 million increase related to employee stock compensation, and a $0.1 million increase in manufacturing related costs including $0.3 million in one-time milestone fees offset by a $0.2 million reduction in GMP manufacturing runs in the quarter.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2025, and 2024: (in thousands)

	For the three months ended March 31,		Increase/
	2025	2024	(Decrease)
Professional and consulting services	$957	$885	$72
Employee compensation and benefits	502	496	6
Insurance and other	429	355	74
Total general and administrative expenses	$1,888	$1,736	$152

General and administrative expenses increased $0.2 million during the three months ended March 31, 2025 compared to the same period in 2024. The increase in general and administrative expenses during the three months ended March 31, 2025, was primarily driven by the $0.1 million increase in professional and consulting services related to public company related expenses, and $0.1 million increase in one-time other expenses.

As a result of the foregoing, our loss from operations for the three months ended March 31, 2025, increased $1.2 million, compared to the same period in 2024, which was primarily driven by licensing fees, clinical trial expenses, and manufacturing expenses.

Liquidity and Capital Resources

As of March 31, 2025, we had $29.9 million of cash and cash equivalents. For the three months ended March 31, 2025 and 2024, we reported net losses of $5.3 million and $4.2 million, respectively.

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

In addition, on July 29, 2022, we completed the July 2022 Private Placement in which we received gross proceeds of $15.9 million before deducting fees and expenses (for net proceeds of $14.2 million) excluding payments required by our license agreements. As part of this transaction, we issued Preferred Investment Options which became exercisable on January 23, 2023, and are exercisable through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the securities purchase agreement. As of December 31, 2023, 1,001,091 Preferred Investment Options were exercised for $8.9 million, net of fees. For the three months ended March 31, 2025, zero Preferred Investment Options were exercised, and $0.0 million, net of fees, was received. In addition, as part of the July 2022 Private Placement, we issued warrants to the placement agent to purchase up to 115,481 shares of common stock. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31. As of March 31, 2025, 79,104 placement agent warrants were exercised, and $0.8 million, net of fees, was received.

On March 17, 2023, we filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $150.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with H. C. Wainwright & Co. (the “Sales Agent”), pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $40.0 million under an at-the-market offering program (the “ATM”), which is included in the $150.0 million of securities that may be offered pursuant to the Registration Statement. Pursuant to the ATM, we will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares under the ATM. As of March 31, 2025, we have sold 2,065,829 shares of our common stock and received $18.0 million in net proceeds under the ATM.

On February 6, 2025, we completed a public offering, in which we received with gross proceeds of $15.5 million, before deducting underwriting discounts and expenses along with deducting other offering expenses (for net proceeds of $14.0 million).

We believe that the proceeds from our IPO, private placement, ATM and public offering will enable us to fund our operating expenses and capital expenditures through at least the next 12 months from the issuance of our financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future viability in the long term is dependent on our ability to raise additional capital to finance our operations.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented: (in thousands)

	For the three months ended March 31,
	2025	2024
Net cash used in operating activities	$(4,174)	$(4,358)
Net cash used in investing activities	—	—
Net cash provided by financing activities	$15,505	$4,696

Operating Activities

During the three months ended March 31, 2025, $4.2 million of cash was used in operating activities. This was primarily attributable to our net loss of $5.3 million, partially offset by non-cash charges of $1.4 million. The change in our operating assets and liabilities was primarily due to $0.5 million payments to vendors, and $0.2 million payment for our director and officer insurance.

During the three months ended March 31, 2024, $4.4 million of cash was used in operating activities. This was primarily attributable to our net loss of $4.2 million, partially offset by non-cash stock-based compensation charges of $1.3 million. The change in our operating assets and liabilities was primarily due to $1.0 million in payments to vendors, $0.3 million payment of employee compensation and benefits, $0.3 million payment for our director and officer insurance, and $0.5 million payments related to public company operations.

Financing activities

During the three months ended March 31, 2025, net cash provided by financing activities was $15.5 million, consisting primarily of net proceeds from the sale of common stock through the public offering and the ATM.

During the three months ended March 31, 2024, net cash provided by financing activities was $4.7 million, consisting primarily of net proceeds from the sale of common stock through the ATM.

Contractual Obligations and Other Commitments

We enter into contracts in the normal course of business with clinical research organizations, contract manufacturing organizations, and other third parties for clinical trials, preclinical research studies, and testing and manufacturing services. These contracts are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. The amount and timing of such payments are not known.

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

We do not currently have any long-term leases. We rent our office space in Fort Lee, New Jersey, based on a one-year agreement renewed on May 1, 2025.

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

There have been no significant changes to our critical accounting policies and estimates as compared to those described in “Note 2 – Summary of Significant Accounting Policies” to our audited financial statements set forth in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2024, with the SEC on February 25, 2025.

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

As of March 31, 2025, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in and Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in each period since we incorporated in July 2020. Since inception through the end of March 31, 2025, we had an accumulated deficit of $78.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we continue our research and development efforts for our lead product candidate; conduct preclinical studies and clinical trials for our current and future product candidates; seek marketing approvals for any current or future product candidate that successfully completes clinical trials; experience any delays or encounter any issues with any of the above; establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any current or future product candidates for which we may obtain regulatory approval; obtain, expand, maintain, enforce and protect our intellectual property portfolio; hire additional clinical, regulatory and scientific personnel; and operate as a public company.

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

We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our activities to identify new product candidates and initiate clinical trials of, and seek marketing approval for, any of our current or future product candidates. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, At-the-Market offering program, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Tariffs and other trade measures could adversely affect our business, results of operations, financial position and cash flows.

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.  Our input costs for raw materials and other goods, chemical reagents and laboratory equipment, may be adversely affected by tariffs imposed by the U.S. government on products imported into the United States.  Any imposition of or increase in tariffs on the goods we purchase could increase our research and development costs.

Additional tariffs, further trade restrictions and retaliatory trade measures could disrupt our supply chain and logistics, restrict or limit the availability of goods or supplies, cause adverse financial impacts due to volatility in foreign exchange rates and interest rates, and place inflationary pressures on raw materials.  It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any changes in international trade policies and agreements and any failure to do so could have a material adverse effect on our business.  Any potential impact will depend on future developments with respect to trade policy and the results of trade negotiations, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our business, results of operations and financial condition.

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our products. Such conditions could have a material adverse impact on our business, results of operations and cash flows.

Any rising trade and political tensions or unfavorable government policies on international trade may affect the demand for our drug products, the competitive position of our drug products, the hiring of scientists and other research and development personnel, the import or export of raw materials in relation to drug development or prevent us from selling our drug products in certain countries.

As of March 31, 2025, we were not aware of any tariffs affecting our operations.

Inadequate funding for the FDA, the SEC and other government agencies, including from government-shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels and statutory, regulatory and policy changes. As a result of such factors, average review times at the FDA have fluctuated in recent years. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect business operations of regulated entities. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have furloughed critical FDA, SEC and other government employees and have also stopped critical activities. Further, future government shutdowns could impact the ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Negative preclinical or clinical results in the development of our product candidates may prevent or delay our ability to continue or conduct clinical programs or receive regulatory approvals. For example, although we believe, based on preclinical studies of ARID1a-mutated ovarian carcinoma models that demonstrated tumor growth inhibition, that this cancer type might be particularly sensitive to treatment with NXP800, this may not prove true in clinical testing, due to safety and tolerability issues and/or insufficient efficacy, and this holds true for any or all of the potential target indications that we are pursuing or will pursue in the future with our product candidates. Moreover, anti-tumor activity may be different in each tumor type that we plan to evaluate in clinical trials. As a result, we may be required to discontinue development of our drug candidates or invest significant additional resources and delay our clinical trials and ultimately the approval, if any, of any of our other future product candidates.

Our current or future product candidates may not have favorable results in early clinical trials due to safety, tolerability and/or insufficient efficacy findings.  In addition, positive results of early clinical trials are not necessarily predictive of future results, and any product candidate that we advance may not have favorable results in later clinical trials or receive regulatory approval. In March 2024, and then in November 2024, we announced preliminary safety and efficacy data results from the ongoing Phase 1b study of NXP800 in platinum-resistant ARID1a-mutated ovarian carcinoma. Any results observed in this preliminary analysis may not be predictive of future results.

We may experience setbacks that could delay or prevent regulatory approval of, or our ability to commercialize, our current or future product candidates, including:

●	negative or inconclusive efficacy results and/or adverse safety findings from our preclinical studies or clinical trials or positive results from the clinical trials of others for product candidates similar to ours leading to their approval, and evolving to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
●	product-related side effects experienced by patients or subjects in our clinical trials or by individuals using drugs or therapeutics that we, the FDA, other regulators or others view as relevant to the development of our current or future product candidates;
●	issues related to the combination of our drug candidates with other approved drugs in clinical trial including adverse side effects and/or tolerability or drug-drug interaction findings or lack of efficacy of the combination treatment.
●	delays in submitting IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
●	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials, including our clinical endpoints;
●	delays in enrolling subjects in clinical trials, including difficulty or delays in identifying appropriate patients, or due to health-related emergencies, such as the COVID-19 pandemic, and timely completion of clinical trials, including under GCP or good laboratory practice (“GLP”) requirements;
●	inability to maintain compliance with regulatory requirements, including cGMPs, and complying effectively with other requirements pertaining to the quality of our current or future product candidates;
●	high drop-out rates of subjects from clinical trials due to safety and tolerability issues and/or insufficient efficacy;
●	inadequate supply or quality of our current or future product candidates or other materials necessary for the conduct of our clinical trials and to satisfy analytical and purity requirements necessary for drug approval;
●	greater than anticipated clinical trial costs;
●	inability to compete with other therapies;
●	poor efficacy of or safety and/or tolerability issues observed with our current or future product candidates or the need for different doses or dosing schedules during clinical trials;
●	trial results taking longer than anticipated;
●	trials being subjected to fraud or data capture failure or other technical mishaps leading to the invalidation of our trials;
●	the results of our trials not supporting application for conditional approval in the European Union;

●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays related to the impact of the spread of the COVID-19 pandemic, including the impact of COVID-19 on the FDA’s ability to continue its normal operations;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical development generally or with respect to our technology in particular; or
●	varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

Clinical trials may be subject to delays as a result of patient enrollment taking longer than anticipated or greater than anticipated subject withdrawal. We may not be able to initiate or continue clinical trials for our current or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. The enrollment of patients depends on many factors, including:

●	patient identification and eligibility and inclusion/exclusion criteria defined in the protocol;

●	the size of the target disease patient population or the size of the patient population required to be enrolled for analysis of the clinical trial’s primary endpoints and the process for identifying patients;
●	potential disruptions caused by the COVID-19 pandemic, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of health care resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;
●	the proximity of patients to clinical trial sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and expertise;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the availability of competing commercially available therapies and other competing product candidates’ clinical trials;
●	our ability to obtain and maintain clinical trial subject informed consents; and
●	the risk that subjects enrolled in clinical trials will drop out of the trials before completion.

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

Our clinical, preclinical, manufacturing and other studies conducted as part of the development of our current or future product candidates may fail to adequately demonstrate the safety, potency, purity, efficacy or any other necessary pharmacological properties of any efficacy, or any other required properties of our current or future product candidates, which would prevent or delay development, regulatory approval and commercialization.

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

The FDA or a comparable foreign regulatory authority may also impose requirements for costly post-marketing nonclinical studies or clinical trials (often called “Phase 4 trials”) and post-marketing surveillance to monitor the safety or efficacy of the product. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, production problems or issues with the facility where the product is manufactured or processed, such as product contamination or significant non-compliance with applicable cGMP regulations, a regulator may impose restrictions on that product, the manufacturing facility or us. If we or our third-party providers, including our CMOs, fail to comply fully with applicable regulations, then we may be required to initiate a recall or withdrawal of our products.

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

As of May 1, 2025, we had 13 full-time employees. We also contract for various services through consulting and vendor agreements. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations.

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

We may seek additional capital through a combination of public and private equity offerings, At-the-Market offering program, debt financings, strategic partnerships and alliances and licensing arrangements. Any equity or equity-related financing may dilute our stockholders may subject us to restrictive covenants and interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our current product candidates or any future product candidates that we may develop.

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

As of May 1, 2025, our executive officers, directors, and >5% stockholders beneficially owned approximately 43% of our voting stock and anticipate that the same group will hold a significant portion of our outstanding voting stock for the foreseeable future. These stockholders will have the ability to influence us through their ownership position. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

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

Provisions in our certificate of incorporation and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which they might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Among other things, these provisions:

●	establish a classified board of directors such that not all members of the board are elected at one time;
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which stockholders can remove directors from the board;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings;
●	limit who may call special stockholder meetings and the matters transacted at such meetings; and
●	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which in general, prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a three-year period following the time that this stockholder becomes an interested stockholder, unless the business combination is approved in a prescribed manner. Under Section 203, a business combination between a corporation and an interested stockholder is prohibited unless it satisfies one of the following conditions:

●	before the stockholder became interested, our board of directors approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder;
●	upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding, shares owned by persons who are directors and also officers, and employee stock plans, in some instances, but not the outstanding voting stock owned by the interested stockholder; or
●	at or after the time the stockholder became interested, the business combination was approved by our board of directors and authorized at an annual or special meeting of the stockholders by the affirmative vote of a majority of the outstanding voting stock which is not owned by the interested stockholder. establish a classified board of directors such that not all members of the board are elected at one time;

Section 203 defines a business combination to include:

●	any merger or consolidation involving the corporation and the interested stockholder;
●	any sale, transfer, lease, pledge, exchange, mortgage or other disposition involving the interested stockholder of 10% or more of the assets of the corporation;
●	subject to exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder; or
●	the receipt by the interested stockholder of the benefit of any loans, advances, guarantees, pledges or other financial benefits provided by or through the corporation.
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;

In general, Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with or controlling or controlled by the entity or person. Any provision in our corporate charter or our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

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

On February 6, 2025, our prospectus supplement on Form 424B5 (File No. 333-270657) was declared effective by the SEC. Pursuant to such prospectus supplement , we sold an aggregate of 3,105,000 shares of our common stock at a price of $5.00 per share for aggregate net cash proceeds of approximately $14.0 million, which amount is net of $1.1 million in underwriter’s discounts, and commissions, and $0.4 million of other expenses incurred in connection with the offering. We closed the offering on February 6, 2025.

We intend to use the net proceeds of these offerings to fund the Phase 1 development of NXP800 and NXP900, to continue development and sponsored research related to our current product candidates or any future product candidate, hiring of additional personnel, capital expenditures, costs of operating as a public company and other general corporate purposes.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectuses filed with the SEC on February 7, 2022 and February 6, 2025, pursuant to Rule 424(b) under the Securities Act. We invested the funds received in an interest-bearing money market account.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2025.
31.2*	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2025.
32.1**	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2025.
32.2**	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2025.
101*

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 6th day of May 2025.

Nuvectis Pharma, Inc.

By:	/s/ Ron Bentsur
	Name:	Ron Bentsur
	Title:	Chairman, Chief Executive Officer and President

By:	/s/ Michael J Carson
	Name:	Michael J Carson
	Title:	Vice President of Finance (Principal Financial and Accounting Officer)