Form 10-Q
period 2025-06-30
Nuvectis Pharma, Inc.
filed 2025-08-05
CIK 1875558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 1, 2025
Common Stock, $0.00001 par value	25,456,848

NUVECTIS PHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2025

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

Risks Related to our Financial Condition and Capital Requirements

●	We have a limited operating history, have only initiated a limited number of clinical trials, and have only a limited number of patients currently enrolled in our ongoing trials and have not completed any clinical trials to date. We do not have any products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
●	We have incurred losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery or identification, preclinical and clinical development, regulatory approval and commercialization of our current or future product candidates.
●	Tariffs and other trade measures could adversely affect our business, results of operations, financial position and cash flows.
●	We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate our research or product development programs, any future commercialization efforts or other operations.
●	Policies implemented during the COVID-19 pandemic, which remain in place today, could adversely impact our business, including our preclinical development, clinical trials and clinical trial operations.

Risks Related to the Development of our Product Candidates

●	We are substantially dependent on the success of our product candidates, NXP900 and NXP800.
●	Clinical trials are very expensive, time consuming and difficult to design and implement, and involve uncertain safety, tolerability and efficacy outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. Our current or future product candidates may not have favorable results in early or later clinical trials, if any, or receive regulatory approval.
●	If we fail to demonstrate safety and/or efficacy for any or all of our product candidates, we may need to terminate development programs, which may harm our reputation and the business.
●	The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for NXP900, NXP800, or any future product candidate.
●	If we are unable to obtain or maintain regulatory approval for our product candidates and ultimately cannot commercialize one or more of them, or experience significant delays in doing so, our business will be materially harmed.

Risks Related to Government Regulation

●	Denial of or delay in our receipt of required regulatory approvals may prevent or delay commercialization of our current or future product candidates and our ability to generate revenue may be materially impaired.

●	Even if we receive regulatory approval of our current or future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our current or future product candidates.

Risks Related to our Intellectual Property

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents are not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

Risks Related to our Reliance on Third Parties

●	The manufacturing of our current and any future product candidates is complex. Our third-party manufacturers may encounter difficulties or interruptions for various reasons, which could delay or entirely halt their ability to supply any of our current or future product candidates for clinical trials or, if approved, for commercial sale.

Risks Related to Managing Growth and Employee Matters

●	Our future success depends on our ability to retain our executive officers and key employees and to attract, retain and motivate qualified personnel and manage our human capital.
●	We currently have 13 full-time employees and will need to grow the size and capabilities of our organization. We may experience difficulties in managing this growth.

Risks Related to Commercial Activities

●	If any of our current or future product candidates do not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues from any such current or future product candidate may be limited.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our current or future product candidates.

Risks Related to Ownership of our Common Stock

●	We do not know whether an active, liquid and orderly trading market will be maintained for our Common Stock or what the market price of our Common Stock will be and, as a result, it may be difficult for you to sell your shares of our Common Stock.

●	We do not intend to pay dividends on our Common Stock in the foreseeable future, so any returns will be limited to the value of our stock, which may be volatile.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVECTIS PHARMA, INC.

CONDENSED BALANCE SHEETS

(USD in thousands, except per share and share amounts)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
CURRENT ASSETS
Cash and cash equivalents	$26,793	$18,533
Other current assets	214	74
TOTAL CURRENT ASSETS	27,007	18,607

TOTAL ASSETS	$27,007	$18,607

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES
Accounts payables	$4,977	$2,498
Payable offering costs	75	—
Accrued liabilities	2	840
Employee compensation and benefits	5,081	5,556
TOTAL CURRENT LIABILITIES	10,135	8,894
TOTAL LIABILITIES	10,135	8,894

COMMITMENTS AND CONTINGENCIES, see Note 3

SHAREHOLDERS’ EQUITY, see Note 4

Common Shares, $0.00001 par value – 60,000,000 shares authorized as of June 30, 2025, and December 31, 2024, 23,877,587, and 19,495,683 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively

	*	*
Additional paid in capital	101,783	82,958
Accumulated deficit	(84,911)	(73,245)
TOTAL SHAREHOLDERS’ EQUITY	16,872	9,713
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,007	$18,607

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
OPERATING EXPENSES
Research and development	$3,613	$2,943	$7,293	$5,603
General and administrative	2,982	1,700	4,870	3,436

OPERATING LOSS	(6,595)	(4,643)	(12,163)	(9,039)
Finance income	261	215	497	440

NET LOSS	$(6,334)	$(4,428)	$(11,666)	$(8,599)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,334)	$(4,428)	$(11,666)	$(8,599)
BASIC AND DILUTED NET LOSS PER COMMON SHARE OUTSTANDING, see Note 6	$(0.30)	$(0.26)	$(0.56)	$(0.51)
Basic and diluted weighted average number of common shares outstanding	21,366,268	16,900,570	20,655,856	16,729,952

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

	Common shares		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2023	17,418,886	*	$66,446	$(54,245)	$12,201
Share-based payments	—	—	1,296	—	1,296
Issuance of restricted share awards	434,527	—	—	—	—
Issuance of common shares, net of offering costs of $153 - At-the-market	502,647	*	4,696	—	4,696
Net loss for the period	—	—	-	(4,171)	(4,171)
BALANCES AT MARCH 31, 2024	18,356,060	*	$72,438	$(58,416)	$14,022
Share-based payments	—	*	1,262	—	1,262
Issuance of restricted share awards	146,000	*	—	—	—
Issuance of common shares, net of offering costs of $55 - At-the-market	246,691	*	1,672	—	1,672
Net loss for the period	—	—	-	(4,428)	(4,428)
BALANCES AT JUNE 30, 2024	18,748,751	*	$75,372	$(62,844)	$12,528

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

	Common Shares		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2024	19,495,683	*	$82,958	$(73,245)	$9,713
Share-based payments	—	—	1,368	—	1,368
Issuance of restricted share awards	844,087	—	—	—	—
Issuance of common shares, net of offering costs of $1,552 - Public offering	3,105,000	*	13,973		13,973
Issuance of common shares, net of offering costs of $41 - At-the-market	189,816	*	1,232	—	1,232
Net loss for the period	—	—	—	(5,332)	(5,332)
BALANCES AT MARCH 31, 2025	23,634,586	*	$99,531	$(78,577)	$20,954
Share-based payments	—	*	1,731	—	1,731
Issuance of restricted share awards	181,000	*	—	—	—
Issuance of common shares, net of offering costs of $93 - At-the-market	62,001	*	521	—	521
Net loss for the period	—	—	—	(6,334)	(6,334)
BALANCES AT JUNE 30, 2025	23,877,587	*	$101,783	$(84,911)	$16,872

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,666)	$(8,599)
Adjustments to reconcile loss to net cash used in operating activities: Cost of share-based payments	3,099	2,558
Changes in operating assets and liabilities:
Increase in other current assets	(140)	(123)
Increase/(decrease) in accounts payable	2,479	(925)
Decrease in accrued liabilities	(838)	(105)
Decrease in employee compensation and benefits	(475)	(184)
Net cash used in operating activities	$(7,541)	$(7,378)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares - At-the market offering	$1,887	$6,576
Issuance costs related to At-the-market offering	(59)	(208)
Proceeds from public offering	15,525	—
Issuance costs related to public offering	(1,552)	—
Net cash provided by financing activities	$15,801	$6,368
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	$8,260	$(1,010)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$18,533	$19,126
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,793	$18,116

Supplemental noncash disclosure of investing and financing activities:
Unpaid issuance costs related to the At-the-Market program	75	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements

NOTE 1 – GENERAL:

a.	Nuvectis Pharma, Inc. (hereafter – the “Company”) was incorporated under the laws of the State of Delaware on July 27, 2020 and commenced its principal operations in May 2021. The Company’s principal executive offices are located in Fort Lee, New Jersey. The Company’s shares are trading on the NASDAQ under the symbol “NVCT”.

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

The Company has incurred net operating losses since its inception and had an accumulated deficit of $84.9 million as of June 30, 2025. The Company had cash and cash equivalents of $26.8 million as of June 30, 2025 and has not generated positive cash flows from operations. To date, the Company has been able to fund its operations primarily through the issuance and sale of common stock.

During February 2025, the Company completed a public offering in which it received approximately $14.0 million in net proceeds, after deducting underwriting discounts and expenses along with deducting other offering expenses (see Note 4).

During the three months ended June 30, 2025, the Company sold a total of 62,001 common shares under its At-the-Market Program for aggregate total gross proceeds of approximately $0.6 million at an average selling price of $9.91 per share, resulting in net proceeds of approximately $0.5 million after deducting issuance costs.

During the six months ended June 30, 2025, the Company sold a total of 251,817 common shares under its At-the-Market Program for aggregate total gross proceeds of approximately $1.9 million at an average selling price of $7.49 per share, resulting in net proceeds of approximately $1.8 million after deducting issuance costs.

Management believes that its existing cash and cash equivalents as of June 30, 2025 enable the Company to fund planned operations for at least 12 months following the issuance date of these condensed financial statements.

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

In the opinion of management, the unaudited condensed financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the period ended June 30, 2025 are not necessarily indicative of those expected for the year ending December 31, 2025 or for any future period. The condensed balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2025.

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

During the three and six months ended June 30, 2025 and 2024, there were no transfers between fair value measure levels. Other financial instruments consist mainly of cash and cash equivalents, other current assets, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

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

Any potential milestone or royalty payment amounts have not been accrued as of June 30, 2025 and December 31, 2024 due to the uncertainty related to the achievement of these events or milestones.

University of Edinburgh License Agreement

There have been no material changes to the University of Edinburgh (“UoE”) License Agreement as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025 (see Note 5a in the Notes to the Financial Statements in our Annual Report).

Any potential future research support, milestone or royalty payment amounts have not been accrued as of June 30, 2025 and December 31, 2024, due to the uncertainty related to the achievement of these events, milestones or commitments to additional research. As of June 30, 2025, the Company has paid UoE $1.2 million of the total of up to $3.0 million related to the fund-raising commitment. During the six months ended June 30, 2025, the Company expensed $0.4 million, within research and development expenses, in licensee fees associated with the February 2025 public offering which is included in the $1.2 million of payments towards the total fund-raising commitment.

b.	Related Party Transactions

There have been no related party transactions except for in the normal course of business as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

February 25, 2025 (see Note 10 in the Notes to the Financial Statements in our Annual Report on Form 10-K). See Note 5 for related party transactions related to the normal course of business.

c.	Contingencies

As of June 30, 2025, and December 31, 2024, there are no contingent liabilities, therefore, no provision was made.

NOTE 4 – SHAREHOLDERS’ EQUITY:

a.	Private Placement in Public Equity

On July 29, 2022, the Company closed a private placement offering (the “July 2022 Private Placement”), pursuant to the terms and conditions of a Securities Purchase Agreement (the “Agreement”), dated July 27, 2022. In connection with the July 2022 Private Placement, the Company issued 1,015,598 shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 909,091 shares of common stock which were fully exercised as of December 31, 2022 and preferred investment options (the “Preferred Investment Options”) to purchase up to an aggregate of 1,924,689 shares of common stock. The Company agreed to pay the placement agent fee and management fee equal to 7.0% and 1.0%, respectively, of the aggregate gross proceeds from the July 2022 Private Placement including the exercise of the Preferred Investment Options. The Preferred Investment Options became exercisable on January 23, 2023, and are exercisable through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the Agreement. As of June 30, 2025, 1,001,091 Preferred Investment Options were exercised for $8.9 million, net of fees, representing no new exercises during the six months. In addition, as part of the July 2022 Private Placement, the Company issued warrants to the placement agent to purchase up to 115,481 shares of common stock. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31. As of June 30, 2025, 79,104 placement agent warrants were exercised for which the Company has received $0.8 million, representing no new exercises during the six months.

b.	At-the-Market Program

During the three months ended June 30, 2025, the Company sold a total of 62,001 common shares under its At-the-Market Offering Agreement (the “ATM Program”) for aggregate total gross proceeds of approximately $0.6 million at an average selling price of $9.91 per share, resulting in net proceeds of approximately $0.5 million after deducting issuance costs.

During the six months ended June 30, 2025, the Company sold a total of 251,817 common shares under our ATM Program for aggregate total gross proceeds of approximately $1.9 million at an average selling price of $7.49 per share, resulting in net proceeds of approximately $1.8 million after deducting issuance costs.

As of June 30, 2025, approximately $59.4 million of securities remain available for sale under the ATM Program.

c.	Public Offering

During February 2025, the Company completed a public offering in which it sold 3,105,000 shares of common stock at $5.00 per share and received net proceeds of $14.0 million, after underwriting discounts and commissions of $1.1 million and other offering expenses of $0.4 million.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

NOTE 5 – SHARE-BASED PAYMENTS:

a.	2021 Global Equity Incentive Plan (“Incentive Plan”)

The following table summarizes the Company’s stock option activity in the Incentive Plan for the six months ended June 30, 2025:

			Weighted
	Number of	Weighted average	average	Aggregated
	shares under	exercise price per	remaining	intrinsic value
	option	option	life	(in thousands)
Balance, December 31, 2024	348,281	$4.59	6.94	$286
Granted	—	-
Exercised	—	-
Forfeited	—	-
Outstanding – June 30, 2025	348,281	$4.59	6.44	$1,003
Exercisable – June 30, 2025	348,281
Expected to vest – June 30, 2025	348,281	$4.59	6.44	$1,003

As of June 30, 2025, all share-based compensation expense has been recognized..

Restricted Stock Awards

Restricted stock awards (“RSAs”) have been granted to employees. The value of an RSA award is based on the Company’s share price on the date of grant. The Company granted RSAs pursuant to the Incentive Plan.

The following table summarizes the Company’s RSA activity for the six months ended June 30, 2025, as described above, relating to the RSAs granted pursuant to the Incentive Plan:

		Weighted	Weighted average	Aggregated
	Number of	average grant	contractual term	intrinsic value
	shares	date fair value	(in years)	(in thousands)
Balance, December 31, 2024	1,365,769	$8.21	1.27	$7,389
Granted	1,025,087	6.23
Forfeited
Vested	(188,590)
Outstanding – June 30, 2025	2,202,266	$7.38	1.28	$16,451
Expected to vest – June 30, 2025	2,202,266	$7.38	1.28	$16,451

As of June 30, 2025, there was $6.0 million of total unrecognized compensation cost related to RSAs expected to be recognized over a weighted average period of 1.68 years.

On January 2, 2025, the Company issued 250,000 RSAs to Mr. Ron Bentsur, and 150,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh. These RSAs vest over three years with one-third vesting on each anniversary of the date of the grant, conditioned upon their continuing service.

On January 4, 2024, the Company issued 130,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh (the “January 2024 Grants”). These RSAs vest over three years with one-third vesting on each anniversary of the date of the grant, conditioned upon their continued service. On January 2, 2025, the vesting of the first one-third of the January

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

2024 Grants were extended to July 15, 2025. On July 1, 2025, the vesting of the first one-third of the January 2024 Grants were extended to January 3, 2026.

On January 12, 2023, the Company issued 210,000 RSAs to Mr. Ron Bentsur and 115,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh (the “January 2023 Grants”). These RSAs vest over three years with one-third vesting on each anniversary of the date of the grant, conditioned upon their continuing service. On January 2, 2025, the vesting requirement for the first two-thirds of the January 2023 Grants were extended to July 15, 2025, and the final third vests January 12, 2026. On July 12, 2025, the vesting of the first two-thirds of the January 2023 Grants were extended to January 3, 2026.

On April 1, 2022, the Company issued 120,000 RSAs to Mr. Bentsur and 60,000 RSAs to each of Dr. Poradosu and Mr. Shemesh (the “April 2022 Grants”). These RSAs vest over three years with one-third vesting on each anniversary of the date of the grant, conditioned upon their continuing service.  On January 2, 2025, the full vesting of the April 2022 Grants were extended to July 15, 2025. On July 12, 2025, the vesting of the April 2022 Grants was extended to January 3, 2026.

On July 27, 2021, Mr. Bentsur, Dr. Poradosu, and Mr. Shemesh were granted 96,759 RSAs, 48,399 RSAs, and 48,399 RSAs, respectively, which were not part of the Incentive Plan and excluded from the table above.  On January 2, 2025, the vesting of the July 2021 grants to Mr. Bentsur, Dr. Poradosu and Mr. Shemesh were extended to July 15, 2025. On July 12, 2025, the vesting of the grants was extended to January 3, 2026. In each case, such vesting requirements are conditioned upon their continuing service.

Share Compensation Expense

For the three months ended June 30, 2025, the Company recognized expenses of $0.9 million as part of general and administrative expenses and $0.9 million as part of research and development expenses. For the three months ended June 30, 2024, the Company recognized expenses of $0.5 million as part of general and administrative expenses and $0.7 million as part of research and development expenses.

For the six months ended June 30,  2025, the Company recognized expenses of $1.4 million as part of general and administrative expenses and $1.7 million as part of research and development expenses. For the six months ended June 30,  2024, the Company recognized expenses of $1.0 million as part of general and administrative expenses and $1.6 million as part of research and development expenses.

NOTE 6 – NET LOSS PER SHARE:

a.	Basic

Basic net loss per share is calculated by dividing the net loss attributable to the Company’s stockholders by the weighted average number of common share outstanding.

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	in thousand U.S. dollars except per share and share amounts
Loss attributable to common stockholders	$(6,334)	$(4,428)	$(11,666)	$(8,599)
Basic and diluted net loss per common share	(0.30)	(0.26)	(0.56)	(0.51)
Weighted average of common shares outstanding	21,366,268	16,900,570	20,655,856	16,729,952

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of shares of common stock in issue during the period.

	For the three months ended	For the six months ended
	June 30, 2025	June 30, 2025
Weighted average of common shares	23,655,619	22,891,440
Average unvested RSAs	(2,289,351)	(2,235,584)
Weighted average of common shares outstanding	21,366,268	20,655,856

b.	Diluted

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2025	2024
Common shares issuable in relation to:
Warrants	159,870	159,870
Options	348,281	348,281
Unvested RSAs *	2,395,823	1,559,326

*	Includes 193,557 of RSAs granted outside of the Incentive Plan see explanation in Note 5.

NOTE 7 – SEGMENT REPORTING

a.	The Company operates in one reportable segment: clinical development. The clinical development segment facilitates the development of potential new drug compounds, and its business is unified for the purposes of valuation of its performance.

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

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

Significant segment expenses are presented in the Company’s statements of operations. Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s statements of operations, are presented below:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Employee Expenses	$2,111	$1,904	$4,330	$3,830
Clinical Trial Expenses	1,605	891	2,641	1,593
Professional Fees	2,058	591	3,028	1,862
Manufacturing	356	635	832	1,049
License Fees	—	—	438	—
Insurance	465	622	894	705
Other Segment Items *	(261)	(215)	(497)	(440)
Segment Loss	$6,334	$4,428	$11,666	$8,599

* - Other Segment Items included in net loss includes finance income.

NOTE 8– SUBSEQUENT EVENTS:

a.	See Note 5 regarding the extension of the vesting periods for various RSAs for Mr. Bentsur, Dr. Poradosu, and Mr. Shemesh.
b.	Through the completion of the subsequent events review, the Company sold a total of 1,579,261 shares of common stock under the ATM for aggregate total gross proceeds of approximately $12.6 million at an average selling price of $8.00 per share, resulting in net proceeds of approximately $12.3 million after deducting commissions and other transaction costs.
c.	On July 15, 2025, the Company, extended the exercisable period of the Preferred Investment Options to January 2028.

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

The Phase 1 study was initiated in September 2023 and is comprised of two parts: dose-escalation (Phase 1a), to be followed by an expansion phase (Phase 1b). In the ongoing Phase 1a, the safety, tolerability and pharmacokinetic properties of NXP900 in patients with advanced solid tumors are being assessed to identify doses and dosing schedules for Phase 1b. In July 2025 we announced the completion and topline results from of a clinical drug-drug interaction (DDI) study in healthy volunteers.

The NXP900 Phase 1a dose escalation study evaluated the safety, pharmacokinetics (PK) and pharmacodynamics (PD) of NXP900 in patients with advanced solid tumors (all comers). In this study, a dose range of 20 to 300 mg/day was evaluated and the dose limiting toxicity dose level was not reached. The most common treatment emergent adverse events were mainly gastrointestinal-related and mild to moderate in intensity; systemic exposure to NXP900 increased with increased doses and a robust pharmacodynamic response of approximately 90% inhibition of SRC kinase phosphorylation was elicited at doses of 150 mg/day and higher, suggesting a potentially wide therapeutic window.

The NXP900 DDI study was conducted to evaluate the potentially of NXP900 to induce the activity of Cytochrome P450 (“CYP”) enzymes, that showed that NXP900 effect on the enzyme CYP3A is classified as a weak inhibitor according to the International Council for Harmonization ("ICH") M12. Key safety results from the DDI study included 1) no serious or severe adverse events were reported in this study, 2) diarrhea and non-infection related increases in white blood cell counts were the most common adverse events reported, all mild to moderate in intensity.

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

In July 2025, we announced a final clinical data update from the NXP800 Phase 1b study in ovarian cancer. Further development of NXP800 in ovarian cancer will not be pursued and in the coming months the Company will evaluate the feasibility of development opportunities for NXP800 in other cancer types in which the patients' performance status and other characteristics may allow treatment with NXP800 to be more impactful.

Results of Operations

From our inception on July 27, 2020, through June 30, 2025, we did not generate any revenue. Since our inception through June 30, 2025, our main activities have been development activities for our two drug candidates, NXP900 and NXP800, including completion of the in-license agreements, IND-enabling studies and the conduct of the ongoing Phase 1 clinical trials for each drug candidate and other organizational activities including capital raising.  For NXP900, we conducted IND-enabling studies, which were followed by our IND application and acceptance by the FDA, as well as the Phase 1a clinical trial, which commenced in September 2023 and the DDI study conducted this year. For NXP800, we conducted IND-enabling studies, which were followed by our Clinical Trial Application and acceptance by the Medicines and Healthcare Regulatory Agency in the UK, IND application and acceptance by the FDA, and Clinical Trial Application and acceptance by the Spanish Agency of Medicines and Medical Devices in Spain.  The Phase 1a and Phase 1b clinical trials for NXP800 commenced in December 2021 and April 2023, respectively.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and other corporate activities.

The following table summarizes our results of operations expenses for the three months ended June 30, 2025 and 2024: (in thousands)

	Three Months Ended June 30,
	2025	2024	Change
OPERATING EXPENSES:
Research and development	$3,613	$2,943	$670
General and administrative	2,982	1,700	1,282

OPERATING LOSS	(6,595)	(4,643)	(1,952)
Finance income	261	215	46

NET LOSS	$(6,334)	$(4,428)	$(1,906)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024: (in thousands)

	For the three months ended June 30,		Increase/
	2025	2024	(Decrease)
Employee compensation and benefits	$1,639	$1,417	$222
Clinical expenses	1,605	891	714
Manufacturing	356	635	(279)
Professional services and other	13	—	13
Total research and development expenses	$3,613	$2,943	$670

Research and development expenses increased by $0.7 million, or 23% during the three months ended June 30, 2025, compared to the same period in 2024. The increase in research and development expense during the three months ended June 30, 2025, was primarily driven by a $0.7 million increase in clinical expenses related to the development of NXP900 and NXP800, $0.2 million increase in employee compensation and benefits, partially offset by a $0.3 million decrease in manufacturing.

The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024: (in thousands)

	For the three months ended June 30,		Increase/
	2025	2024	(Decrease)
Professional and consulting services	$2,045	$591	$1,454
Employee compensation and benefits	472	487	(15)
Insurance and other	465	622	(157)
Total general and administrative expenses	$2,982	$1,700	$1,282

General and administrative expenses increase by $1.3 million, or 75%, during the three months ended June 30, 2025, compared to the same period in 2024. The increase in general and administrative expenses during the three months ended June 30, 2025, was primarily driven by the $1.5 million increase in professional and consulting services related to public company related expenses including a $0.4 million increase in stock-based compensation.

As a result of the foregoing, our loss from operations for the three months ended June 30, 2025, increased $1.9 million or 43%, compared to the same period in 2024.

The following table summarizes our results of operations expenses for the six months ended June 30, 2025 and 2024:

(in thousands)

	Six Months Ended June 30,
	2025	2024	Change
OPERATING EXPENSES:
Research and development	$7,293	$5,603	$1,690
General and administrative	4,870	3,436	1,434

OPERATING LOSS	(12,163)	(9,039)	(3,124)
Finance income	497	440	57

NET LOSS	$(11,666)	$(8,599)	$(3,067)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

(in thousands)

	For the six months ended June 30,		Increase/
	2025	2024	(Decrease)
Employee compensation and benefits	$3,356	$2,944	$412
Clinical expenses	2,641	1,593	1,048
Manufacturing	832	1,049	(217)
License fee	438	—	438
Professional services and other	26	17	9
Total research and development expenses	$7,293	$5,603	$1,690

Research and development expenses increased by $1.7 million during the six months ended June 30, 2025 compared to the same period in 2024.  The increase in research and development expenses during the six months ended June 30, 2025 was primarily driven by a $1.0 million increase in clinical expenses, $0.4 million increase in employee compensation, and $0.4 million in one-time license fees for NXP900, partially offset by a $0.2 million decrease in manufacturing expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024: (in thousands)

	For the six months ended June 30,		Increase/
	2025	2024	(Decrease)
Professional and consulting services	$3,002	$1,845	$1,157
Employee compensation and benefits	974	886	88
Insurance and other	894	705	189
Total general and administrative expenses	$4,870	$3,436	$1,434

General and administrative expenses increased $1.4 million during the six months ended June 30, 2025 compared to the same period in 2024. The increase in general and administrative expenses during the six months ended June 30, 2024, was primarily driven by the $1.2 million increase in professional and consulting services related to public company related expenses including $0.4 million increase in stock-based compensation, $0.2 million increase for insurance and other expenses and $0.1 million increase in employee compensation.

As a result of the foregoing, our loss from operations for the six months ended June 30, 2025, increased $3.1 million, compared to the same period in 2024, which was primarily driven by increased employee compensation and benefits, professional and consulting services, clinical trial expenses, and one-time license fee for NXP900.

Liquidity and Capital Resources

As of June 30, 2025, we had $26.8 million of cash and cash equivalents. For the three months ended June 30, 2025 and 2024, we reported net losses of $6.3 million and $4.4 million, respectively. For the six months ended June 30, 2025 and 2024, our net losses were $11.7 million and $8.6 million, respectively.

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

In addition, on July 29, 2022, we completed the July 2022 Private Placement in which we received gross proceeds of $15.9 million before deducting fees and expenses (for net proceeds of $14.2 million) excluding payments required by our license agreements. As part of this transaction, we issued Preferred Investment Options which became exercisable on January 23, 2023, and are exercisable through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the securities purchase agreement. As of December 31, 2023, 1,001,091 Preferred Investment Options were exercised for $8.9 million, net of fees. For the three and six months ended June 30, 2025, zero Preferred Investment Options were exercised, and $0.0 million, net of fees, was received. In addition, as part of the July 2022 Private Placement, we issued warrants to the placement agent to purchase up to 115,481 shares of common stock. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31. As of June 30, 2025, 79,104 placement agent warrants were exercised, and $0.8 million, net of fees, was received.

On March 17, 2023, we filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $150.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with H. C. Wainwright & Co. (the “Sales Agent”), pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $40.0 million under an at-the-market offering program (the “ATM”), which is included in the $150.0 million of securities that may be offered pursuant to the Registration Statement. Pursuant to the ATM, we will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares under the ATM. As of June 30, 2025, we have sold 2,127,830 shares of our common stock and received $19.2 million in net proceeds under the ATM. Subsequent to June 30, 2025, we have sold an additional 1,579,261 shares of common stock under the ATM for aggregate total gross proceeds of approximately $12.6 million.

On February 6, 2025, we completed a public offering, in which we received gross proceeds of $15.5 million, before deducting underwriting discounts and expenses and other offering expenses (for net proceeds of $14.0 million).

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the clinical trials of our current or future product candidates, including payments of milestones and sponsored research commitments associated with our license agreements for NXP900 and NXP800. In addition, we expect to incur increasing costs associated with operating as a public company as we continue to grow, including increased legal, accounting, investor relations, and other expenses. The timing and amount of our operating expenditures will depend largely on our ability to:

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented: (in thousands)

	For the six months ended June 30,
	2025	2024
Net cash used in operating activities	$(7,541)	$(7,378)
Net cash used in investing activities	—	—
Net cash provided by financing activities	$15,801	$6,368

Operating Activities

During the six months ended June 30, 2025, $7.5 million of cash was used in operating activities. This was primarily attributable to our net loss of $11.7 million, partially offset by non-cash charges of $3.1 million. The change in our operating assets and liabilities was primarily due to $1.1 million payments to vendors, and a $0.1 million payment for our director and officer insurance.

During the six months ended June 30, 2024, $7.4 million of cash was used in operating activities. This was primarily attributable to our net loss of $8.6 million, partially offset by non-cash charges of $2.6 million. The change in our operating assets and liabilities was primarily due to $0.5 million of payments for employee compensation and benefits.

Financing activities

During the six months ended June 30, 2025, net cash provided by financing activities was $15.8 million, consisting primarily of net proceeds from the sale of common stock through the public offering and the ATM.

During the six months ended June 30, 2024, net cash provided by financing activities was $6.4 million, consisting of $6.4 million of net proceeds from the sale of common stock through the ATM.

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

We do not currently have any long-term leases. We rent our office space in Fort Lee, New Jersey, based on a one-year agreement signed on May 1, 2025.

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

As of June 30, 2025, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in and Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in each period since we incorporated in July 2020. Since inception through the end of June 30, 2025, we had an accumulated deficit of $84.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we continue our research and development efforts for our lead product candidate; conduct preclinical studies and clinical trials for our current and future product candidates; seek marketing approvals for any current or future product candidate that successfully completes clinical trials; experience any delays or encounter any issues with any of the above; establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any current or future product candidates for which we may obtain regulatory approval; obtain, expand, maintain, enforce and protect our intellectual property portfolio; hire additional clinical, regulatory and scientific personnel; and operate as a public company.

Our pipeline product candidates, NXP900 and NXP800, are both in clinical development. Both product candidates will require additional preclinical and clinical studies, regulatory review and approval, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can potentially generate any revenue from product sales. The Phase 1 study for NXP800 started in December 2021 and NXP900 started in September 2023. To date, we have not generated any revenue from our product candidates. Our ability to generate revenue will depend on a number of factors, including, but not limited to:

●	Our ability to timely and successfully complete our preclinical studies and clinical trials, which may be significantly slower or more costly than anticipated and will depend upon several factors including the performance of third-party contractors, our ability to enroll patients into the clinical trials and the safety, tolerability and efficacy results generated in clinical trials;
●	successful submissions of IND applications to the FDA and any additional comparable applications;
●	completion of nonclinical studies necessary for the IND or comparable submission, as appropriate;
●	whether we are required by the FDA or similar foreign regulatory authorities to conduct additional clinical trials or other studies to support the approval and commercialization of our current or future product candidates;
●	the FDA’s and similar foreign regulatory authorities’ acceptance of the safety, potency, purity, efficacy and risk to benefit profile of our current or future product candidates;
●	the prevalence, duration and severity of side effects or other safety issues experienced with our current or future product candidates, if any;
●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

●	the actual and perceived availability, cost, risk profile and safety and efficacy of our current or future product candidates, if approved, relative to existing and future alternative cancer therapies and competitive product candidates and technologies;
●	our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our current or future product candidates, to remain in good standing with regulatory authorities and to develop, validate and maintain commercially viable manufacturing processes and analytics that are compliant with cGMP;
●	our ability to successfully develop a commercial strategy and to commercialize any current or future product candidates in the United States and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;
●	patient demand for our current or future product candidates, if approved; and
●	our ability to establish and enforce intellectual property rights in and to our current or future product candidates.

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

As of June 30, 2025, we were not aware of any tariffs affecting our operations.

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

The COVID-19 related issues may delay or otherwise adversely affect our clinical trial programs, as well as adversely impact our business generally, include:

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

We are early in our development efforts and are substantially dependent on our ability to advance NXP900, NXP800 or any of our other future product candidates through preclinical and clinical development, identify safe and effective doses and dosing schedules for our drug candidates, obtain regulatory approval and ultimately commercialize NXP900, NXP800 or any of our other future product candidates; if we experience delays in doing so, our business will be materially harmed.

Our ability to generate product revenues from NXP900, NXP800 or any of our other future product candidates depends heavily on the successful clinical development and eventual commercialization of these drug candidates. In addition, our drug development programs may contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population based on genetic mutations and other alterations. Companion diagnostics are subject to regulation as medical devices and must themselves receive marketing authorization from the FDA or certain other foreign regulatory agencies before they may be marketed. If a companion diagnostic is essential to the safe and effective use of any of our current and future product candidates, the FDA must conclude that the companion diagnostic meets the applicable standard for safety and effectiveness or for substantial equivalence for use with our product candidates before either the product candidates or companion diagnostic may be marketed in the United States.

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

Our current or future product candidates may not have favorable results in early clinical trials due to safety, tolerability and/or insufficient efficacy findings.  In addition, positive results of early clinical trials are not necessarily predictive of future results, and any product candidate that we advance may not have favorable results in later clinical trials or receive regulatory approval. In March 2024, and then in November 2024, we announced preliminary safety and efficacy data results from the ongoing Phase 1b study of NXP800 in platinum-resistant ARID1a-mutated ovarian carcinoma. In July 2025, we announced final clinical data update from the NXP800 Phase 1b study in ovarian cancer. As part of the NXP800 Phase 1b study, 17 patients with recurrent, platinum resistant, ARID1a-mutated ovarian cancer were treated with NXP800 at the target dose of 75 mg/day, administered intermittently or daily, with data available for 13 patients. treatment resulted in 2 patients achieving partial response (unconfirmed) and 3 achieving stable disease. Thrombocytopenia, a key toxicity identified early in the study, was successfully managed following the switch to intermittent dosing. While further development of NXP800 in ovarian cancer will not be pursued, in the coming months the Company will evaluate the feasibility of development opportunities for NXP800 in other cancer types in which the patients' performance status and other characteristics may allow treatment with NXP800 to be more impactful. Any results observed in this preliminary analysis may not be predictive of future results.

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

In addition, because we have limited financial and personnel resources and are focusing primarily on developing NXP900 and NXP800, we may forgo or delay pursuit of other future product candidates that may prove to have greater commercial potential and may fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

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

●	patient identification and eligibility and inclusion/exclusion criteria defined in the protocol, including based on the presence of specific genetic/molecular alterations;
●	the size of the target disease patient population or the size of the patient population required to be enrolled for analysis of the clinical trial’s primary and secondary endpoints and the process for identifying patients;
●	potential disruptions caused by the COVID-19 pandemic, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of health care resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;
●	the proximity of patients to clinical trial sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and expertise;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the availability of competing commercially available therapies and other competing product candidates’ clinical trials;
●	our ability to obtain and maintain clinical trial subject informed consents; and
●	the risk that subjects enrolled in clinical trials will drop out of the trials before completion.

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

Before obtaining regulatory approvals for the commercial sale of our current or future product candidates, including NXP900 and NXP800, we must demonstrate through lengthy, complex and expensive studies that our current or future product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing are expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our current product candidates are in an early stage of development, there is a high risk of failure.

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

We may not be able to submit IND applications to commence additional clinical trials based on the timelines that we expect, and even if we are able to do so, the FDA may not permit us to proceed.

Our CTAs and INDs for NXP900 and NXP800, have been approved. However, we may be unable to submit additional CTAs, IND applications or other clinical research on our expected timelines. Moreover, while we have obtained CTA and IND approvals, we cannot be sure that issues will not arise that may lead to the delay, suspension or termination of such clinical trials. Any failure to file CTAs, IND applications or other clinical research authorizations will adversely impact our expected timelines to obtain regulatory acceptance for the commencement of our trials and may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

If our product candidates, NXP900 and NXP800, are approved, they will likely compete with competitor drugs and other drugs that are currently in development. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

The time and expense of the approval process, as well as the unpredictability of future clinical trial results and other contributing factors, may result in our failure to obtain regulatory approval to market NXP900, NXP800 or any other drug candidates we may seek to develop in the future, which would significantly harm our business, results of operations and prospects. In such case, we may also not have the resources to conduct new clinical trials and/or we may determine that further clinical development of any such drug candidate is not justified and may discontinue any such programs.

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

Risks Related to our Intellectual Property

We currently hold a license to certain intellectual property rights relating to our product candidates, NXP900 and to NXP800, as well as intellectual property rights relating to other compounds that modulate HSF1 and the SRC and YES1 kinases. If we are unable to maintain patent and other intellectual property protection for NXP900 and NXP800, and to obtain and maintain patent and other intellectual property protections for our other current or future product candidates and technology, or if the scope of intellectual property protection obtained or maintained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize NXP900, NXP800, or any other current or future product candidates or technology may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our current or future product candidates, including NXP900 and NXP800, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business, as well as successfully defending these patents against third-party challenges. If we do not adequately protect our intellectual property rights, or if the intellectual property rights we are able to obtain are insufficiently broad and exclusive, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

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

If we are unable to secure additional patent protection or maintain existing or future patent protection with respect to NXP900, NXP800, or any other proprietary products and technology we develop, our business, financial condition, results of operations, and prospects would be materially harmed.

We currently hold a license to certain intellectual property rights relating to NXP900, including its composition of matter and to other compounds that inhibit the SRC and YES1 kinases. In addition, we hold a license to certain intellectual property relating to NXP800, including its composition of matter and to other compounds that modulate HSF1 (activate the GCN2 kinase).

We have licensed one patent family covering the composition of matter for NXP900, which has been granted in the U.S., EU, Japan, China and is pending in the United Kingdom and Canada. The statutory expiration for patents in this patent family is April 2036, without considering any possible patent term extensions.

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

If the scope of our patent protection, whether now or in the future, with respect to NXP900, NXP800, or our future product candidates and technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Any failure to obtain or maintain patent protection, through our own patents or through in-licensing, with respect to NXP900, NXP800 and our future product candidates would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are currently party to a license which grants us certain intellectual property rights relating to NXP900, as well as other compounds that inhibit the SRC and YES1 kinases, as well as other related compounds, and to a license which grants us certain intellectual property rights relating to NXP800,. These agreements impose numerous obligations on us to maintain our licensing rights, including development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations. In spite of our efforts, our licensor might conclude that we have materially breached our license agreement and might therefore terminate the license agreement, thereby removing or limiting our ability to develop and commercialize NXP900 or NXP800 (and other compounds covered by the licenses).

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must rely on outside vendors to manufacture our current or future product candidates. We rely on a single CMO to manufacture NXP900 drug substance and another single CMO to manufacture NXP900 drug product.  We rely on a single CMO to manufacture the NXP800 drug substance and finished drug product, each performed at a different manufacturing facility. There is no assurance that we will be able to retain these relationships, and if we are unable to maintain these relationships, we could experience delays in our development efforts. There is no assurance that our CMOs will be successful in manufacturing NXP800 and/or NXP900 drug substance or product. IfNXP900, NXP800 or any other drug candidate we may develop or acquire in the future receives regulatory approval, we will likely rely on one or more CMOs to manufacture the commercial supply of such drugs.

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

As of August 1, 2025, we had 13 full-time employees. We also contract for various services through consulting and vendor agreements. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations.

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

As of August 1, 2025, our executive officers, directors, and 5% stockholders beneficially owned approximately 40.0% of our voting stock and anticipate that the same group will hold a significant portion of our outstanding voting stock for the foreseeable future. These stockholders will have the ability to influence us through their ownership position. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

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

Use of Proceeds from Sales of Registered Securities

On February 4, 2022, our registration statement on Form S-1 (File No. 333-260099) and our registration statement on Form S-1MEF (File No. 333-262512) (collectively, the “Registration Statements”) were declared effective by the SEC. Pursuant to such Registration Statements, we completed our initial public offering in which we sold an aggregate of 3,200,000 shares of our common stock at a price of $5.00 per share for aggregate net cash proceeds of approximately $13.1 million, which amount is net of $1.12 million in underwriter’s discounts, and commissions, and $1.8 million of other expenses incurred in connection with the offering. We closed the offering on February 8, 2022.

On August 24, 2022, our registration statement on Form S-1 (File No. 333-266857), which was filed on August 15, 2022, was declared effective by the SEC. Pursuant to such registration statement, we sold an aggregate of 1,015,598 shares of our common stock at a price of $8.25, and 909,091 of pre-funded warrants to purchase one share of common stock at $8.25 per share for aggregate net cash proceeds of approximately $14.3 million, which amount is net of $1.4 million in placement agent fees, and $0.3 million of other expenses incurred in connection with the offering. We closed the private placement on July 29, 2022. In this offering, we also issued to the investors who participated in the offering preferred investment options to purchase up to an aggregate of 1,924,689 shares of common stock, at an exercise price of $9.65 per share with a term of three and one-half years from the date of issuance. On July 15, 2025 the preferred investments option term was extended two additional years.

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

We intend to use the net proceeds of these offerings to fund the Phase 1 development of NXP900 and NXP800, to continue development and sponsored research related to our current product candidates or any future product candidate, hiring of additional personnel, capital expenditures, costs of operating as a public company and other general corporate purposes.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectuses filed with the SEC on February 8, 2022 and August 15, 2022, respectively, pursuant to Rule 424(b) under the Securities Act. We invested the funds received in an interest-bearing money market account.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2025.
31.2*	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2025.
32.1**	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2025.
32.2**	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2025.
101*

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 5th day of August 2025.

Nuvectis Pharma, Inc.

By:	/s/ Ron Bentsur
	Name:	Ron Bentsur
	Title:	Chairman, Chief Executive Officer and President

By:	/s/ Michael J Carson
	Name:	Michael J Carson
	Title:	Vice President of Finance (Principal Financial and Accounting Officer)