Form 10-Q
period 2025-09-30
Nuvectis Pharma, Inc.
filed 2025-11-04
CIK 1875558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 1, 2025
Common Stock, $0.00001 par value	25,614,896

NUVECTIS PHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2025

SUMMARY OF RISK FACTORS

An investment in our common stock is subject to a broad range of risks and should only be made after careful consideration of such risks. For a discussion of some of the risks you should consider before purchasing our common stock, you are urged to carefully review and consider the section entitled “Item 1A. Risk Factors.”

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects that you should consider before making a decision to invest in our common stock. These risks are discussed more fully in the section titled “Risk factors” beginning on page 26 of this report, and include the following:

Risks Related to our Financial Condition and Capital Requirements

●	We have a limited operating history, have only initiated a limited number of clinical trials, and have only a limited number of patients currently enrolled in our ongoing trials, and have not completed any clinical trials to date. We do not have any products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
●	We have incurred losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery or identification, preclinical and clinical development, regulatory approval, and commercialization of our current or future product candidates.
●	Tariffs and other trade measures could adversely affect our business, results of operations, financial position, and cash flows.
●	We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce, or eliminate our research or product development programs, any future commercialization efforts, or other operations.
●	Policies implemented during the COVID-19 pandemic, which remain in place today, could adversely impact our business, including our preclinical development, clinical trials, and clinical trial operations.

Risks Related to the Development of our Product Candidates

●	We are substantially dependent on the success of our product candidate, NXP900.
●	Clinical trials are very expensive, time-consuming, and difficult to design and implement, and involve uncertain safety, tolerability, and efficacy outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. Our current or future product candidates may not have favorable results in early or later clinical trials, if any, or receive regulatory approval.
●	If we fail to demonstrate safety and/or efficacy for any or all of our product candidates, we may need to terminate development programs, which may harm our reputation and the business.
●	The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for NXP900 or any future product candidate.
●	If we are unable to obtain or maintain regulatory approval for our product candidates and ultimately cannot commercialize one or more of them, or experience significant delays in doing so, our business will be materially harmed.

Risks Related to Government Regulation

●	Denial of or delay in our receipt of required regulatory approvals may prevent or delay commercialization of our current or future product candidates, and our ability to generate revenue may be materially impaired.

●	Even if we receive regulatory approval of our current or future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our current or future product candidates.

Risks Related to our Intellectual Property

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents are not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

Risks Related to our Reliance on Third Parties

●	The manufacturing of our current and any future product candidates is complex. Our third-party manufacturers may encounter difficulties or interruptions for various reasons, which could delay or entirely halt their ability to supply any of our current or future product candidates for clinical trials or, if approved, for commercial sale.

Risks Related to Managing Growth and Employee Matters

●	Our future success depends on our ability to retain our executive officers and key employees and to attract, retain, and motivate qualified personnel and manage our human capital.
●	We currently have 13 full-time employees and will need to grow the size and capabilities of our organization. We may experience difficulties in managing this growth.

Risks Related to Commercial Activities

●	If any of our current or future product candidates do not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues from any such current or future product candidate may be limited.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our current or future product candidates.

Risks Related to Ownership of our Common Stock

●	We do not know whether an active, liquid, and orderly trading market will be maintained for our Common Stock or what the market price of our Common Stock will be, and, as a result, it may be difficult for you to sell your shares of our Common Stock.

●	We do not intend to pay dividends on our Common Stock in the foreseeable future, so any returns will be limited to the value of our stock, which may be volatile.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVECTIS PHARMA, INC.

CONDENSED BALANCE SHEETS

(USD in thousands, except per share and share amounts)

(unaudited)

	September 30,	December 31,
	2025	2024
Assets
CURRENT ASSETS
Cash and cash equivalents	$35,442	$18,533
Other current assets	145	74
TOTAL CURRENT ASSETS	35,587	18,607

TOTAL ASSETS	$35,587	$18,607

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES
Accounts payables	$6,439	$2,498
Payable offering costs	75	—
Accrued liabilities	65	840
Employee compensation and benefits	4,998	5,556
TOTAL CURRENT LIABILITIES	11,577	8,894
TOTAL LIABILITIES	11,577	8,894

COMMITMENTS AND CONTINGENCIES, see Note 3

SHAREHOLDERS’ EQUITY, see Note 4

Common Shares, $0.00001 par value – 60,000,000 shares authorized as of September 30, 2025, and December 31, 2024, 25,639,896, and 19,495,683 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively

	*	*
Additional paid in capital	116,383	82,958
Accumulated deficit	(92,373)	(73,245)
TOTAL SHAREHOLDERS’ EQUITY	24,010	9,713
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,587	$18,607

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
OPERATING EXPENSES
Research and development	$5,774	$2,819	$13,067	$8,422
General and administrative	2,020	1,540	6,890	4,976

OPERATING LOSS	(7,794)	(4,359)	(19,957)	(13,398)
Finance income	332	206	829	646

NET LOSS	$(7,462)	$(4,153)	$(19,128)	$(12,752)
EFFECT OF WARRANT MODIFICATION, see Note 4	(2,429)	—	(2,429)	—
TOTAL NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(9,891)	$(4,153)	$(21,557)	$(12,752)
BASIC AND DILUTED NET LOSS PER COMMON SHARE OUTSTANDING, see Note 6	$(0.44)	$(0.24)	$(1.01)	$(0.75)
Basic and diluted weighted average number of common shares outstanding	22,719,057	17,230,559	21,351,228	16,898,040

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

	Common shares		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2023	17,418,886	*	$66,446	$(54,245)	$12,201
Share-based payments	—	—	1,296	—	1,296
Issuance of restricted share awards	434,527	—	—	—	—
Issuance of common shares, net of offering costs of $153 - At-the-market	502,647	*	4,696	—	4,696
Net loss for the period	—	—	-	(4,171)	(4,171)
BALANCES AT MARCH 31, 2024	18,356,060	*	$72,438	$(58,416)	$14,022
Share-based payments	—	*	1,262	—	1,262
Issuance of restricted share awards	146,000	*	—	—	—
Issuance of common shares, net of offering costs of $55 - At-the-market	246,691	*	1,672	—	1,672
Net loss for the period	—	—	-	(4,428)	(4,428)
BALANCES AT JUNE 30, 2024	18,748,751	*	$75,372	$(62,844)	$12,528
Share-based payments	—	*	1,159	—	1,159
Issuance of restricted stock awards	20,000	*	—	—	—
Issuance of common stock, net of offering costs of $39 - At-the-market	216,573	*	1,457	—	1,457
Net loss for the period	—	—	-	(4,153)	(4,153)
BALANCES AT SEPTEMBER 30, 2024	18,985,324	*	$77,988	$(66,997)	$10,991

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

	Common Shares		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2024	19,495,683	*	$82,958	$(73,245)	$9,713
Share-based payments	—	—	1,368	—	1,368
Issuance of restricted share awards	844,087	—	—	—	—
Issuance of common shares, net of offering costs of $1,552 - Public offering	3,105,000	*	13,973		13,973
Issuance of common shares, net of offering costs of $41 - At-the-market	189,816	*	1,232	—	1,232
Net loss for the period	—	—	—	(5,332)	(5,332)
BALANCES AT MARCH 31, 2025	23,634,586	*	$99,531	$(78,577)	$20,954
Share-based payments	—	*	1,731	—	1,731
Issuance of restricted share awards	181,000	*	—	—	—
Issuance of common shares, net of offering costs of $93 - At-the-market	62,001	*	521	—	521
Net loss for the period	—	—	—	(6,334)	(6,334)
BALANCES AT JUNE 30, 2025	23,877,587	*	$101,783	$(84,911)	$16,872
Share-based payments	—	*	1,457	—	1,457
Issuance of restricted share awards	55,000	*	—	—	—
Issuance of common shares, net of offering costs of $407 - At-the-market	1,707,309	*	13,143	—	13,143
Net loss for the period	—	—	—	(7,462)	(7,462)
BALANCES AT SEPTEMBER 30, 2025	25,639,896	*	$116,383	$(92,373)	$24,010

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,128)	$(12,752)
Adjustments to reconcile loss to net cash used in operating activities: Cost of share-based payments	4,556	3,717
Changes in operating assets and liabilities:
Increase in other current assets	(71)	(79)
Increase/(decrease) in accounts payable	3,941	(510)
Decrease in accrued liabilities	(775)	(133)
Decrease in employee compensation and benefits	(558)	(25)
Net cash used in operating activities	$(12,035)	$(9,782)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares - At-the market offering	$15,437	$8,083
Issuance costs related to At-the-market offering	(466)	(258)
Proceeds from public offering	15,525	—
Issuance costs related to public offering	(1,552)	—
Net cash provided by financing activities	$28,944	$7,825
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	$16,909	$(1,957)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$18,533	$19,126
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,442	$17,169

Supplemental noncash disclosure of investing and financing activities:
Unpaid issuance costs related to the At-the-Market program	75	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements

NOTE 1 – GENERAL:

a.	Nuvectis Pharma, Inc. (hereafter – the “Company”) was incorporated under the laws of the State of Delaware on July 27, 2020, and commenced its principal operations in May 2021. The Company’s principal executive offices are located in Fort Lee, New Jersey. The Company’s shares are trading on the NASDAQ under the symbol “NVCT”.

The Company is a biopharmaceutical company focused on the development of innovative precision medicines for the treatment of serious conditions of unmet medical need in oncology.

b.	In May 2021, the Company entered into a worldwide, exclusive license agreement with the CRT Pioneer Fund (“CRT”) (see Note 3a). In August 2021, the Company entered into a worldwide, exclusive license agreement with the University of Edinburgh, Scotland, for the Company’s second drug candidate (see Note 3a).
c.	Liquidity and Capital Resources

The Company has incurred net operating losses since its inception and had an accumulated deficit of $92.4 million as of September 30, 2025. The Company had cash and cash equivalents of $35.4 million as of September 30, 2025, and has not generated positive cash flows from operations. To date, the Company has primarily funded its operations through the issuance and sale of common stock.

During February 2025, the Company completed a public offering in which it received approximately $14.0 million in net proceeds, after deducting underwriting discounts and expenses, along with deducting other offering expenses (see Note 4).

During the three months ended September 30, 2025, the Company sold a total of 1,707,309 common shares under its At-the-Market Program for aggregate total gross proceeds of approximately $13.5 million at an average selling price of $7.94 per share, resulting in net proceeds of approximately $13.1 million after deducting issuance costs.

During the nine months ended September 30, 2025, the Company sold a total of 1,959,126 common shares under its At-the-Market Program for aggregate total gross proceeds of approximately $15.4 million at an average selling price of $7.88 per share, resulting in net proceeds of approximately $14.9 million after deducting issuance costs.

Management believes that its existing cash and cash equivalents as of September 30, 2025, enable the Company to fund planned operations for at least 12 months following the issuance date of these condensed financial statements.

The Company will need to raise additional capital to complete the clinical trials aimed at developing the product candidates, obtain regulatory and marketing approvals, and, if approved, for the commercialization of our product candidates. There can be no assurances that the Company will be able to secure such additional financing, or on terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is unable to obtain sufficient funding, this could force the Company to delay, limit, or reduce its product development, clinical trials, commercialization efforts, or other operations, or even close down or liquidate.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of Presentation

The accompanying condensed financial statements are unaudited. The unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), are stated in U.S. dollars, and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements, as certain footnotes or other financial information that U.S. GAAP normally requires can be condensed or omitted. The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements for the year ended 2024. The unaudited condensed financial statements include the accounts of the Company. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the unaudited condensed financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the period ended September 30, 2025, are not necessarily indicative of those expected for the year ending December 31, 2025, or for any future period. The condensed balance sheet as of December 31, 2024, included herein was derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2025.

The significant accounting policies adopted and used in preparing the financial statements are consistent with those of the previous financial year.

b.	Use of Estimates in the Preparation of Financial Statements

The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, and expenses in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to accruals for research and development expenses, valuation of equity awards, and valuation allowances for deferred tax assets. These estimates and assumptions are based on current facts, future expectations, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

c.	Fair Value Measurement

The Company follows authoritative accounting guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (at exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three levels of inputs that may be used to measure fair value include:

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, while also considering counterparty credit risk in its assessment of fair value.

During the three and nine months ended September 30, 2025 and 2024, there were no transfers between fair value measure levels. Other financial instruments consist mainly of cash and cash equivalents, as well as other current assets, accounts payable, and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

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

Any potential milestone or royalty payment amounts have not been accrued as of September 30, 2025, and December 31, 2024, due to the uncertainty related to the achievement of these events or milestones.  On July 31, 2025, the Company issued its final data readout for NXP800 and ceased development of the compound at the current time.

University of Edinburgh License Agreement

There have been no material changes to the University of Edinburgh (“UoE”) License Agreement as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025 (see Note 5a in the Notes to the Financial Statements in our Annual Report).

During the three and nine months ended September 30, 2025, the Company expensed $2.0 million in license fees associated with achieving certain milestones under the agreement.  Any potential future research support, milestone, or royalty payment amounts have not been accrued as of September 30, 2025, and December 31, 2024, due to the uncertainty related to the achievement of these events, milestones, or commitments to additional research.

As of September 30, 2025, the Company has paid UoE $1.2 million of the total of up to $3.0 million related to the fundraising commitment. During the nine months ended September 30, 2025, the Company expensed $0.4 million, within research and development expenses, for licensee fees associated with the February 2025 public offering, which is included in the $1.2 million of payments towards the total fundraising commitment.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

b.	Related Party Transactions

There have been no related party transactions except for those in the normal course of business as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025 (see Note 10 in the Notes to the Financial Statements in our Annual Report on Form 10-K). See Note 5 for related party transactions related to the normal course of business.

c.	Contingencies

As of September 30, 2025, and December 31, 2024, there are no contingent liabilities; therefore, no provision was made.

NOTE 4 – SHAREHOLDERS’ EQUITY:

a.	Private Placement in Public Equity

On July 29, 2022, the Company closed a private placement offering (the “July 2022 Private Placement”), pursuant to the terms and conditions of a Securities Purchase Agreement (the “Agreement”), dated July 27, 2022. In connection with the July 2022 Private Placement, the Company issued 1,015,598 shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 909,091 shares of common stock which were fully exercised as of December 31, 2022 and preferred investment options (the “Preferred Investment Options”) to purchase up to an aggregate of 1,924,689 shares of common stock. The Company agreed to pay the placement agent fee and management fee equal to 7.0% and 1.0%, respectively, of the aggregate gross proceeds from the July 2022 Private Placement, including the exercise of the Preferred Investment Options. The Preferred Investment Options became exercisable on January 23, 2023, and are exercisable through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the Agreement. On July 15, 2025, the exercise period of the Preferred Investment Options was extended to January 29, 2028, with the other terms remaining unchanged. The effect of the change in terms resulted in an incremental fair value of the Preferred Investment Options of $2.4 million. It was treated as a reduction of income (increase of net loss) available to common stockholders in basic loss per share in accordance with the guidance in paragraph 260-10-45-15 (see Note 6). In the absence of retained earnings, the effect was charged to additional paid in capital and therefore did not result in any impact on equity. As of September 30, 2025, 1,001,091 Preferred Investment Options were exercised for $8.9 million, net of fees, representing no new exercises during the nine months. In addition, as part of the July 2022 Private Placement, the Company issued warrants to the placement agent to purchase up to 115,481 shares of common stock. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31. As of September 30, 2025, 79,104 placement agent warrants were exercised for which the Company has received $0.8 million, representing no new exercises during the nine months.

b.	At-the-Market Program

During the three months ended September 30, 2025, the Company sold a total of 1,707,309 common shares under its At-the-Market Offering Agreement (the “ATM Program”) for aggregate total gross proceeds of approximately $13.5 million at an average selling price of $7.94 per share, resulting in net proceeds of approximately $13.1 million after deducting issuance costs.

During the nine months ended September 30, 2025, the Company sold a total of 1,959,126 common shares under our ATM Program for aggregate total gross proceeds of approximately $15.4 million at an average selling price of $7.88 per share, resulting in net proceeds of approximately $14.9 million after deducting issuance costs.

As of September 30, 2025, approximately $45.8 million of securities remain available for sale under the ATM Program.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

c.	Public Offering

During February 2025, the Company completed a public offering in which it sold 3,105,000 shares of common stock at $5.00 per share, receiving net proceeds of $14.0 million after deducting underwriting discounts and commissions of $1.1 million and other offering expenses of $0.4 million.

NOTE 5 – SHARE-BASED PAYMENTS:

a.	2021 Global Equity Incentive Plan (“Incentive Plan”)

The following table summarizes the Company’s stock option activity in the Incentive Plan for the nine months ended September 30, 2025:

			Weighted
	Number of	Weighted average	average	Aggregated
	shares under	exercise price per	remaining	intrinsic value
	option	option	life	(in thousands)
Balance, December 31, 2024	348,281	$4.59	6.94	$286
Granted	—	-
Exercised	—	-
Forfeited	—	-
Outstanding – September 30, 2025	348,281	$4.59	6.19	$498
Exercisable – September 30, 2025	348,281
Expected to vest – September 30, 2025	348,281	$4.59	6.19	$498

As of September 30, 2025, all share-based compensation expense has been recognized.

Restricted Stock Awards

Restricted stock awards (“RSAs”) have been granted to employees. The value of an RSA award is based on the Company’s share price on the date of grant. The Company granted RSAs in accordance with the Incentive Plan.

The following table summarizes the Company’s RSA activity for the nine months ended September 30, 2025, as described above, relating to the RSAs granted pursuant to the Incentive Plan:

		Weighted	Weighted average	Aggregated
	Number of	average grant	contractual term	intrinsic value
	shares	date fair value	(in years)	(in thousands)
Balance, December 31, 2024	1,365,769	$8.21	1.02	$7,389
Granted	1,080,087	6.25
Forfeited
Vested	(205,290)
Outstanding – September 30, 2025	2,240,566	$7.39	1.03	$13,488
Expected to vest – September 30, 2025	2,240,566	$7.39	1.03	$13,488

As of September 30, 2025, there was $4.9 million of total unrecognized compensation cost related to RSAs expected to be recognized over a weighted average period of 1.43 years.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

On January 2, 2025, the Company issued 250,000 RSAs to Mr. Ron Bentsur and 150,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh. These RSAs vest over three years, with one-third vesting on each anniversary of the date of the grant, conditioned upon their continuing service.

On January 4, 2024, the Company issued 130,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh (the “January 2024 Grants”). These RSAs vest over three years, with one-third vesting on each anniversary of the date of the grant, conditioned upon their continued service. On January 2, 2025, the vesting of the first one-third of the January 2024 Grants was extended to July 15, 2025. On July 12, 2025, the vesting of the first one-third of the January 2024 Grants was extended to January 3, 2026.

On January 12, 2023, the Company issued 210,000 RSAs to Mr. Ron Bentsur and 115,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh (the “January 2023 Grants”). These RSAs vest over three years, with one-third vesting on each anniversary of the date of the grant, conditioned upon their continuing service. On January 2, 2025, the vesting requirement for the first two-thirds of the January 2023 Grants was extended to July 15, 2025, and the final third vests on January 12, 2026. On July 12, 2025, the vesting of the first two-thirds of the January 2023 Grants was extended to January 3, 2026.

On April 1, 2022, the Company issued 120,000 RSAs to Mr. Bentsur and 60,000 RSAs to each of Dr. Poradosu and Mr. Shemesh (the “April 2022 Grants”). These RSAs vest over three years, with one-third vesting on each anniversary of the date of the grant, conditioned upon their continuing service.  On January 2, 2025, the full vesting of the April 2022 Grants was extended to July 15, 2025. On July 12, 2025, the vesting of the April 2022 Grants was extended to January 3, 2026.

On July 27, 2021, Mr. Bentsur, Dr. Poradosu, and Mr. Shemesh were granted 96,759 RSAs, 48,399 RSAs, and 48,399 RSAs, respectively, which were not part of the Incentive Plan and excluded from the table above.  On January 2, 2025, the vesting of the July 2021 grants to Mr. Bentsur, Dr. Poradosu, and Mr. Shemesh was extended to July 15, 2025. On July 12, 2025, the vesting of the grants was extended to January 3, 2026. In each case, such vesting requirements are contingent upon continued service.

Share Compensation Expense

For the three months ended September 30, 2025, the Company recognized expenses of $0.6 million as part of general and administrative expenses and $0.9 million as part of research and development expenses. For the three months ended September 30, 2024, the Company recognized expenses of $0.4 million as part of general and administrative expenses and $0.7 million as part of research and development expenses.

For the nine months ended September 30, 2025, the Company recognized expenses of $1.9 million as part of general and administrative expenses and $2.6 million as part of research and development expenses. For the nine months ended September 30, 2024, the Company recognized expenses of $1.4 million as part of general and administrative expenses and $2.3 million as part of research and development expenses.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

NOTE 6 – NET LOSS PER SHARE:

a.	Basic

Basic net loss per share is calculated by dividing the net loss attributable to the Company’s stockholders by the weighted average number of common shares outstanding.

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	in thousand U.S. dollars except per share and share amounts
Net loss	$(7,462)	$(4,153)	$(19,128)	$(12,752)
Effect of warrants modification, see Note 4	(2,429)	—	(2,429)	—
Total net loss attributable to common shareholders	$(9,891)	$(4,153)	$(21,557)	$(12,752)
Basic and diluted net loss per common share	(0.44)	(0.24)	(1.01)	(0.75)
Weighted average of common shares outstanding	22,719,057	17,230,559	21,351,228	16,898,040

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of shares of common stock in issue during the period.

	For the three months ended	For the nine months ended
	September 30, 2025	September 30, 2025
Weighted average of common shares	25,136,272	23,647,991
Average unvested RSAs	(2,417,215)	(2,296,763)
Weighted average of common shares outstanding	22,719,057	21,351,228

b.	Diluted

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive for the periods presented:

	September 30,
	2025	2024
Common shares issuable in relation to:
Warrants	159,870	159,870
Options	348,281	348,281
Unvested RSAs *	2,434,123	1,559,326

*	Includes 193,557 of RSAs granted outside of the Incentive Plan see explanation in Note 5.

NOTE 7 – SEGMENT REPORTING:

a.	The Company operates in one reportable segment: clinical development. The clinical development segment facilitates the development of potential new drug compounds, and its business is unified for the purpose of valuing its performance.

Management does not segregate its business for internal reporting. The Company's Chief Operating Decision Maker (“CODM”), who is the CEO, evaluates the Company's performance based on its unified internal reporting, which is consistent with the presentation in the Company’s financial statements.

NUVECTIS PHARMA, INC.

Notes to the Unaudited Condensed Financial Statements (continued)

Net loss is used to monitor budget versus actual results.

The CODM uses many quantitative and qualitative factors, including net loss and quarterly cash burn, in benchmarking the Company to its competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

Significant segment expenses are presented in the Company’s statements of operations. Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s statements of operations, are presented below:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Employee Expenses	$2,107	$1,805	$6,437	$5,635
Clinical Trial Expenses	1,736	1,058	4,377	2,651
Professional Fees	1,117	778	4,145	2,640
Manufacturing	402	333	1,234	1,382
License Fees	2,000	—	2,438	—
Insurance	432	385	1,326	1,090
Other Segment Items *	(332)	(206)	(829)	(646)
Segment Loss	$7,462	$4,153	$19,128	$12,752

* - Other Segment Items included in net loss includes finance income.

NOTE 8– SUBSEQUENT EVENTS:

a.	None

Item 2.Management’s Discussion and Analysis of the Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan,” “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2024. As used below, the words “we,” “us,” and “our” may refer to Nuvectis Pharma, Inc.

Overview

We are a biopharmaceutical company focused on the development of innovative precision medicines for the treatment of serious conditions of unmet medical need in oncology.

NXP900 (SRC/YES1 Kinase Inhibitor)

We have licensed exclusive worldwide development and commercial rights to NXP900, a SRC Family Kinase (“SFK”) inhibitor that potently inhibits the c-Src (“SRC”) and YES1 kinases. NXP900 was discovered at the University of Edinburgh, Scotland.

SRC is aberrantly activated in many cancer types, including solid tumor cancers such as breast, colon, prostate, pancreatic, and ovarian cancers, while remaining predominantly inactive in non-cancerous cells. Increased SRC activity is generally associated with late-stage cancers with metastatic potential and resistance to therapies and correlates with poor clinical prognosis. To date, no kinase inhibitor has been approved for the treatment of SRC-active solid tumor malignancies.

YES1 is a non-receptor tyrosine kinase that belongs to the SRC family of kinases and controls multiple cancer signaling pathways. YES1 is gene-amplified and overexpressed in many tumor types, where it promotes cell proliferation, survival, and invasiveness. In addition, YES1 directly phosphorylates and activates the YES-associated protein 1 (“YAP1”), the main effector of the Hippo pathway, which has been identified as a promoter of drug resistance, cancer progression, and metastasis in several cancer types, including squamous cell, mesothelioma, and papillary kidney cancers.

In vivo, treatment with NXP900 inhibited primary and metastatic tumor growth in xenograft models of breast, esophageal, lung, head and neck cancers, and medulloblastoma, and demonstrated on-target pharmacodynamic effects. Moreover, publications in the scientific literature outlined opportunities to potentially reverse resistance to osimertinib (active ingredient of Tagrisso®) in non-small cell lung cancer (“NSCLC”) and enzalutamide (active ingredient of Xtandi®) in metastatic, castration resistant prostate cancer, in combination with these agents, validating the potential importance of NXP900’s key targets, YES1 and SRC kinases, in these disease settings.  Studies published by Nuvectis and academic collaborators confirmed the ability of NXP900 to synergize with and restore sensitivity to epidermal growth factor receptor (“EGFR”) and anaplastic lymphoma kinase (“ALK”) inhibitors in NSCLC models with acquired resistance to these inhibitors. In May 2023, the FDA cleared our IND for NXP900, which includes the Phase 1 clinical trial protocol.

The NXP900 Phase 1 study was initiated in September 2023 and is comprised of two parts: dose-escalation (Phase 1a), and an expansion phase (Phase 1b).

The Phase 1a dose escalation study evaluated the safety, pharmacokinetics (PK), and pharmacodynamics (PD) of NXP900 in patients with advanced solid tumors (all comers). In this portion of the study, a dose range of 20 to 300 mg/day was evaluated and the dose limiting toxicity dose level was not reached. The most common treatment emergent adverse events were primarily gastrointestinal-related and mild to moderate in intensity; systemic exposure to NXP900 increased with increased doses and a robust pharmacodynamic response of approximately 90% inhibition of SRC kinase phosphorylation was elicited at doses of 150 mg/day and higher, suggesting a potentially wide therapeutic window. The results of the Phase 1a study support once-daily oral dosing of NXP900. In August 2025, we announced the initiation of Phase 1b expansion portion of the study. The ongoing Phase 1b will evaluate NXP900 as both a single agent targeting specific tumor types and in combination with market-leading EGFR and ALK inhibitors.

In July 2025, in advance of exploring combinations of NXP900 with EGFR and ALK inhibitors, we announced the completion and topline results from our clinical drug-drug interaction (DDI) study in healthy volunteers. The NXP900 DDI study was conducted to evaluate the potential of NXP900 to induce the activity of Cytochrome P450 (“CYP”) enzymes, which showed that NXP900's effect on the enzyme CYP3A is classified as a weak inhibitor according to the International Council for Harmonization ("ICH") M12. Key safety results from the DDI study included 1) no serious or severe adverse events were reported in this study, 2) diarrhea and non-infection related increases in white blood cell counts were the most common adverse events reported, all mild to moderate in intensity.

NXP800 (GCN2 Kinase Activator)

We have licensed exclusive worldwide development and commercial rights to NXP800, an oral, small molecule discovered at the Institute of Cancer Research (“ICR”) in London, England.

In preclinical studies, treatment with NXP800 inhibited tumor growth in xenograft models of human ovarian, endometrial, and gastric cancers, in which a genetic mutation in the AT-rich interactive domain-containing protein 1A (“ARID1a”) gene was present, potentially rendering ARID1a as a biomarker for treatment sensitivity, thereby offering a potential strategy for patient enrichment. Based on this work, we have begun to clinically investigate NXP800 in platinum-resistant ARID1a-mutated ovarian carcinoma, a type of cancer that is primarily comprised of two histologies, ovarian clear cell carcinoma (“OCCC”) and ovarian endometrioid carcinoma (“OEC”). We are investigating the utility of ARID1a deficiency as a patient selection marker in additional tumor types. The genetic screening for mutations in ARID1a can be detected using commercially available next-generation sequencing-based in vitro diagnostic tests, which are routinely utilized in the clinic for cancer patients.

In December 2021, the Phase 1 study was initiated in the United Kingdom, comprising two parts: a dose-escalation phase (Phase 1a) followed by an expansion phase (Phase 1b). In the Phase 1a, the safety, tolerability and pharmacokinetic properties of NXP800 were evaluated in patients with advanced solid tumors to identify a dose and dosing schedule for Phase 1b. The Phase 1b portion of the study, initiated in the second quarter of 2023, is evaluating the safety and preliminary anti-tumor activity of NXP800 in patients with platinum-resistant, ARID1a-mutated ovarian cancer.

In June 2022, the Investigational New Drug (“IND”) application for NXP800 was cleared by the U.S. Food and Drug Administration (“FDA”), including the Phase 1 clinical trial protocol.

In December 2022, we announced that the FDA granted Fast Track Designation status to NXP800 for the treatment of patients with platinum-resistant, ARID1a-mutated ovarian carcinoma. In August 2023, we announced that the FDA granted Orphan Drug Designation to NXP800 for the treatment of patients with cholangiocarcinoma. In August 2024, we announced that the FDA granted Orphan Drug Designation to NXP800 for the treatment of ARID1a-deficient ovarian, fallopian tube, and primary peritoneal cancers.

In July 2025, we announced a final clinical data update from the NXP800 Phase 1b study in ovarian cancer. Further development of NXP800 in ovarian cancer will not be pursued. In the coming months, we will evaluate the feasibility of development opportunities for NXP800 in other cancer types, where patients' performance status and other characteristics may allow treatment with NXP800 to be more impactful.

Results of Operations

From our inception on July 27, 2020, through September 30, 2025, we did not generate any revenue. Since our inception through September 30, 2025, our primary activities have been focused on the development of our two drug candidates, NXP900 and NXP800, including the completion of in-licensing agreements, IND-enabling studies, and the ongoing Phase 1 clinical trials for each drug candidate, as well as other organizational activities such as capital raising.  For NXP900, we conducted IND-enabling studies, which were followed by our IND application and subsequent acceptance by the FDA. Additionally, the Phase 1a clinical trial commenced in September 2023, the Phase 1b trial commenced in August 2025, and a DDI study was conducted this year. For NXP800, we conducted IND-enabling studies, which were followed by our Clinical Trial Application and acceptance by the Medicines and Healthcare Products Regulatory Agency in the UK, the IND application and acceptance by the FDA, and the Clinical Trial

Application and acceptance by the Spanish Agency of Medicines and Medical Devices in Spain.  The Phase 1a and Phase 1b clinical trials for NXP800 commenced in December 2021 and April 2023, respectively.

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

Product candidates in later stages of clinical development typically incur higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. We anticipate that our research and development expenses will increase substantially in connection with our ongoing and planned preclinical and clinical development activities in the near term and beyond. The successful development of our product candidates is highly uncertain. At this time, we cannot accurately estimate or determine the nature, timing, or costs of the efforts required to complete the preclinical and clinical development of any of our product candidates. We may also fail to obtain regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel-related costs, including stock-based compensation, for our personnel in executive, finance and accounting, and other administrative functions. General and administrative expenses also include legal fees related to patent and corporate matters, as well as professional fees paid for accounting, auditing, consulting, and tax services. These expenses also cover insurance costs, investor relations activities, travel expenses, and facility costs not otherwise included in research and development expenses.

We anticipate that our general and administrative expenses will increase in the future as we expand our headcount to support ongoing research and development, as well as other corporate activities.

The following table summarizes our results of operations expenses for the three months ended September 30, 2025 and 2024: (in thousands)

	Three Months Ended September 30,
	2025	2024	Change
OPERATING EXPENSES:
Research and development	$5,774	$2,819	$2,955
General and administrative	2,020	1,540	480

OPERATING LOSS	(7,794)	(4,359)	(3,435)
Finance income	332	206	126

NET LOSS	$(7,462)	$(4,153)	$(3,309)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024: (in thousands)

	For the three months ended September 30,		Increase/
	2025	2024	(Decrease)
Employee compensation and benefits	$1,635	$1,414	$221
Clinical expenses	1,736	1,058	678
Manufacturing	402	333	69
License fee	2,000	—	2,000
Professional services and other	1	14	(13)
Total research and development expenses	$5,774	$2,819	$2,955

Research and development expenses increased by $3.0 million, or 105% during the three months ended September 30, 2025, compared to the same period in 2024. The increase in research and development expense during the three months ended September 30, 2025, was primarily driven by a one-time $2.0 million increase in license fees associated with the NXP900 milestone achievement, a $0.7 million increase in clinical expenses related to the development of NXP900 and NXP800, and a $0.2 million increase in employee compensation and benefits.

The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024: (in thousands)

	For the three months ended September 30,
	2025	2024	Increase
Professional and consulting services	$1,116	$764	$352
Employee compensation and benefits	472	391	81
Insurance and other	432	385	47
Total general and administrative expenses	$2,020	$1,540	$480

General and administrative expenses increased by $0.5 million, or 31%, during the three months ended September 30, 2025, compared to the same period in 2024. The increase in general and administrative expenses during the three months ended September 30, 2025, was primarily driven by the $0.4 million increase in professional and consulting services related to public company-related expenses and $0.1 million in employee compensation.

As a result of the foregoing, our loss from operations for the three months ended September 30, 2025, increased $3.3 million or 80%, compared to the same period in 2024.

The following table summarizes our results of operations expenses for the nine months ended September 30, 2025, and 2024:

(in thousands)

	Nine Months Ended September 30,
	2025	2024	Change
OPERATING EXPENSES:
Research and development	$13,067	$8,422	$4,645
General and administrative	6,890	4,976	1,914

OPERATING LOSS	(19,957)	(13,398)	(6,559)
Finance income	829	646	183

NET LOSS	$(19,128)	$(12,752)	$(6,376)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025, and 2024:

(in thousands)

	For the nine months ended September 30,		Increase/
	2025	2024	(Decrease)
Employee compensation and benefits	$4,991	$4,358	$633
Clinical expenses	4,377	2,651	1,726
Manufacturing	1,234	1,382	(148)
License fee	2,438	—	2,438
Professional services and other	27	31	(4)
Total research and development expenses	$13,067	$8,422	$4,645

Research and development expenses increased by $4.6 million during the nine months ended September 30, 2025, compared to the same period in 2024.  The increase in research and development expenses during the nine months ended September 30, 2025, was primarily driven by a $2.4 million increase in one-time license fees for NXP900, $1.7 million increase in clinical expenses, and $0.6 million increase in employee compensation, and partially offset by a $0.1 million decrease in manufacturing expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025, and 2024: (in thousands)

	For the nine months ended September 30,
	2025	2024	Increase
Professional and consulting services	$4,118	$2,609	$1,509
Employee compensation and benefits	1,446	1,277	169
Insurance and other	1,326	1,090	236
Total general and administrative expenses	$6,890	$4,976	$1,914

General and administrative expenses increased $1.9 million during the nine months ended September 30, 2025, compared to the same period in 2024. The increase in general and administrative expenses during the nine months ended September 30, 2024, was primarily driven by the $1.5 million increase in professional and consulting services related to public company-related expenses, $0.2 million increase in insurance and other expenses, and $0.2 million increase in employee compensation.

As a result of the foregoing, our loss from operations for the nine months ended September 30, 2025, increased $6.4 million, compared to the same period in 2024, which was primarily driven by increased employee compensation and benefits, professional and consulting services, clinical trial expenses, and a one-time license fee for NXP900.

Liquidity and Capital Resources

As of September 30, 2025, we had $35.4 million of cash and cash equivalents. For the three months ended September 30, 2025 and 2024, we reported net losses of $7.5 million and $4.2 million, respectively. For the nine months ended September 30, 2025, and 2024, our net losses were $19.1 million and $12.8 million, respectively.

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

In addition, on July 29, 2022, we completed the July 2022 Private Placement in which we received gross proceeds of $15.9 million before deducting fees and expenses (for net proceeds of $14.2 million), excluding payments required by our license agreements. As part of this transaction, we issued Preferred Investment Options, which became exercisable on January 23, 2023, and are exercisable through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the securities purchase agreement. As of December 31, 2023, 1,001,091 Preferred Investment Options were exercised for $8.9 million, net of fees. For the three and nine months ended September 30, 2025, zero Preferred Investment Options were exercised, and $0.0 million, net of fees, was received. In addition, as part of the July 2022 Private Placement, we issued warrants to the placement agent to purchase up to 115,481 shares of common stock. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31. As of September 30, 2025, 79,104 placement agent warrants were exercised, and $0.8 million, net of fees, was received.

On March 17, 2023, we filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $150.0 million. In connection with the filing of the Registration Statement, we also entered into a at-the-market sales agreement with H. C. Wainwright & Co. (the “Sales Agent”), pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $40.0 million under an at-the-market offering program (the “ATM”), which is included in the $150.0 million of securities that may be offered pursuant to the Registration Statement. Pursuant to the ATM, we will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. On April 30, 2025, we terminated our sales agreement with the Sales Agent. On May 9, 2025, we entered into a new sales agreement with Leerink Partners, the sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $60.0 million under an at-the-market offering program (the “ 2025 ATM”), which is included in the $150.0 million of securities that may be offered pursuant to the Registration Statement. Pursuant to the 2025 ATM, we will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares under either ATM program. As of September 30, 2025, we have sold 13,835,139 shares of our common stock and received $32.3 million in net proceeds under the ATM programs.

On February 6, 2025, we completed a public offering, in which we received gross proceeds of $15.5 million, before deducting underwriting discounts and expenses and other offering expenses (for net proceeds of $14.0 million).

We believe that the proceeds from our IPO, private placement, ATM Program, and public offering will enable us to fund our operating expenses and capital expenditures through at least the next 12 months from the issuance of our financial statements. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than expected. Our long-term viability is dependent on our ability to raise additional capital to finance our operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the clinical trials of our current or future product candidates, including payments of milestones and sponsored research commitments associated with our license agreements for NXP900 and NXP800. Additionally, we anticipate incurring increasing costs associated with operating as a public company as we continue to grow, including higher expenses for legal, accounting, investor relations, and other services. The timing and amount of our operating expenditures will depend largely on our ability to:

●	advance development of our clinical and preclinical programs;
●	manufacture, or procure the manufacturing of, our preclinical and clinical drug material and develop processes for late-stage and commercial manufacturing;
●	seek regulatory approvals for any current or future product candidates that successfully complete clinical trials;
●	achieve milestones in accordance with our license agreements;
●	establish a sales, marketing, medical affairs, and distribution infrastructure to commercialize any current or future product candidates for which we may obtain marketing approval;
●	hire additional clinical, quality control, and scientific personnel;
●	expand our operational, financial, and management systems and increase personnel, including personnel to support our clinical development, manufacturing, and commercialization efforts and our operations as a public company;
●	obtain, maintain, expand, and protect our intellectual property portfolio; and
●	acquire additional product candidates.

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

Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

●	the scope, progress, and costs of researching and developing our current or future product candidates, including the timing and safety, tolerability, and efficacy results from our preclinical and clinical trials;
●	the costs, timing, and outcome of regulatory review of our current or future product candidates;
●	the costs, timing, and ability to manufacture our current or future product candidates to supply our preclinical development efforts and our clinical trials;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any of our current or future product candidates for which we receive marketing approval;
●	the costs of manufacturing commercial-grade products and the necessary inventory to support the commercial launch;
●	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;
●	the revenue, if any, received from commercial sale of our products, should any of our current or future product candidates receive marketing approval;
●	the costs of preparing, filing, and prosecuting patent applications, obtaining, maintaining, expanding, and enforcing our intellectual property rights, and defending intellectual property-related claims;
●	our ability to establish and maintain collaborations on favorable terms, if at all; and
●	the extent to which we acquire or in-license other product candidates and technologies.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships and alliances, or marketing, distribution, or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. In addition, debt financing would result in fixed payment obligations.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented: (in thousands)

	For the nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(12,035)	$(9,782)
Net cash used in investing activities	—	—
Net cash provided by financing activities	$28,944	$7,825

Operating Activities

During the nine months ended September 30, 2025, $12.0 million of cash was used in operating activities. This was primarily attributable to our net loss of $19.1 million, partially offset by non-cash charges of $4.6 million. The change in our operating assets and liabilities was primarily due to $3.1 million payments to vendors, and a $0.1 million payment for our director and officer insurance.

During the nine months ended September 30, 2024, $9.8 million of cash was used in operating activities. This was primarily attributable to our net loss of $12.8 million, partially offset by non-cash charges of $3.7 million. The change in our operating assets and liabilities was primarily due to $0.6 million of payments for vendors and $0.1 million payment for our directors and officer insurance.

Financing activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $28.9 million, consisting primarily of net proceeds from the sale of common stock through the February 2025 public offering and the ATM Programs.

During the nine months ended September 30, 2024, net cash provided by financing activities was $7.8 million, consisting of $7.8 million of net proceeds from the sale of common stock through the ATM Programs.

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

Pursuant to the NXP800 License Agreement, we are required to make payments to the ICR for certain development and regulatory milestones, including up to $22.0 million related to pre-approval milestones, up to $178 million (in addition to the $22.0 million) in regulatory and commercial sales milestones, and mid-single digit to 10% royalties on a tiered basis on net sales, unless development ceases. Additionally, we originally agreed to provide the ICR with up to an additional $0.5 million in research and development. On March 31, 2022, we agreed to provide the ICR with $0.4 million of additional research and development support ($0.9 million total).   In July 2025, we announced a final clinical data update from the NXP800 Phase 1b study in ovarian cancer. Further development of NXP800 in ovarian cancer will not be pursued and in the coming months we will evaluate the feasibility of development opportunities for NXP800 in other cancer types in which the patients’ performance status and other characteristics may allow treatment with NXP800 to be more impactful.

We do not currently have any long-term leases. We rent our office space in Fort Lee, New Jersey, based on a one-year agreement signed on May 1, 2025.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. generally accepted accounting principles. The preparation of condensed financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs, expenses, and related disclosures. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

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

As of September 30, 2025, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in and Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in each period since we incorporated in July 2020. Since inception through the end of September 30, 2025, we had an accumulated deficit of $92.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we continue our research and development efforts for our lead product candidate; conduct preclinical studies and clinical trials for our current and future product candidates; seek marketing approvals for any current or future product candidate that successfully completes clinical trials; experience any delays or encounter any issues with any of the above; establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any current or future product candidates for which we may obtain regulatory approval; obtain, expand, maintain, enforce and protect our intellectual property portfolio; hire additional clinical, regulatory and scientific personnel; and operate as a public company.

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

As of September 30, 2025, we were not aware of any tariffs affecting our operations.

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

Negative preclinical or clinical results in the development of our product candidates may prevent or delay our ability to continue or conduct clinical programs or receive regulatory approvals. For example, although we believe, based on preclinical studies of SRC/YES1 related carcinoma models that demonstrated tumor growth inhibition, these cancer types might be particularly sensitive to treatment with NXP900, this may not prove true in clinical testing, due to safety and tolerability issues and/or insufficient efficacy, and this holds true for any or all of the potential target indications that we are pursuing or will pursue in the future with our product candidates. Moreover, anti-tumor activity may be different in each tumor type that we plan to evaluate in clinical trials. As a result, we may be required to discontinue development of our drug candidates or invest significant additional resources and delay our clinical trials and ultimately the approval, if any, of any of our other future product candidates.

Our current or future product candidates may not have favorable results in early clinical trials due to safety, tolerability and/or insufficient efficacy findings.  In addition, positive results of early clinical trials are not necessarily predictive of future results, and any product candidate that we advance may not have favorable results in later clinical trials or receive regulatory approval. In March 2024, and then in November 2024, we announced preliminary safety and efficacy data results from the ongoing Phase 1b study of NXP800 in platinum-resistant ARID1a-mutated ovarian carcinoma. In July 2025, we announced final clinical data update from the NXP800 Phase 1b study in ovarian cancer. As part of the NXP800 Phase 1b study, 17 patients with recurrent, platinum resistant, ARID1a-mutated ovarian cancer were treated with NXP800 at the target dose of 75 mg/day, administered intermittently or daily, with data available for 13 patients. treatment resulted in 2 patients achieving partial response (unconfirmed) and 3 achieving stable disease. Thrombocytopenia, a key toxicity identified early in the study, was successfully managed following the switch to intermittent dosing. While further development of NXP800 in ovarian cancer will not be pursued, in the coming months the Company will evaluate the feasibility of development opportunities for NXP800 in other cancer types in which the patients' performance status and other characteristics may allow treatment with NXP800 to be more impactful. However, based on this analysis, we may decide to terminate the NXP800 program altogether.

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

Our ability to successfully commercialize any current or future product candidates will depend in part on the coverage and reimbursement for the products and related treatments from government health administration authorities and third-party payors, such as private health insurers and health maintenance organizations. These organizations decide which medications they will pay for and establish reimbursement levels. If coverage and adequate reimbursement are not available, or the approved reimbursement amount is not high enough, we may be unable to establish or maintain pricing sufficient to generate a return on our investment and may be unable to successfully commercialize our current or future product candidates. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is a covered benefit under its health plan, safe, effective and medically necessary, appropriate for the specific patient, cost-effective, and neither experimental nor investigational. If coverage and adequate reimbursement are not available, or the approved reimbursement amount is not high enough, we may be unable to establish or maintain pricing sufficient to generate a return on our investment and may be unable to successfully commercialize our current or future product candidates.

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

Risks Related to our Intellectual Property

We currently hold a license to certain intellectual property rights relating to our product candidates, NXP900 and NXP800, as well as intellectual property rights relating to other compounds that modulate the SRC and YES1 kinases and HSF1. If we are unable to maintain patent and other intellectual property protection for NXP900 and NXP800, and to obtain and maintain patent and other intellectual property protections for our other current or future product candidates and technology, or if the scope of intellectual property protection obtained or maintained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize NXP900, NXP800, or any other current or future product candidates or technology may be adversely affected.

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

As of November 1, 2025, we had 13 full-time employees. We also contract for various services through consulting and vendor agreements. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations.

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

As of November 1, 2025, our executive officers, directors, and 5% stockholders beneficially owned approximately 40.0% of our voting stock and anticipate that the same group will hold a significant portion of our outstanding voting stock for the foreseeable future. These stockholders will have the ability to influence us through their ownership position. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

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

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2025.
31.2*

Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2025.

32.1**	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2025.
32.2**	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2025.
101*

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 4th day of November 2025.

Nuvectis Pharma, Inc.

By:	/s/ Ron Bentsur
	Name:	Ron Bentsur
	Title:	Chairman, Chief Executive Officer and President

By:	/s/ Michael J Carson
	Name:	Michael J Carson
	Title:	Vice President of Finance (Principal Financial and Accounting Officer)