Form 10-K
period 2025-12-31
Nuvectis Pharma, Inc.
filed 2026-02-11
CIK 1875558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

As of December 31, 2025, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $100.0 million, based on the closing sale price of $7.55 as quoted by the Nasdaq Stock Market as of such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of February 6, 2026
Common Stock, $0.00001 par value	26,491,702

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

Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about:

●	expectations for increases or decreases in expenses;
●	the success and timing of our clinical trials and preclinical studies, including safety and efficacy, for our product candidate NXP900 and any future product candidates that we may have, including patient accrual and retention, safety and/or tolerability issues, efficacy data and the usability of data generated from our trials for regulatory submissions;
●	our ability to obtain regulatory approvals for our product candidates;
●	expectations for incurring expenditures related to our research and development and manufacturing of our product candidates;
●	the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;
●	expectations for generating revenue or becoming profitable on a sustained basis;
●	the impact of health epidemics on our business and the actions we may take in response thereto;
●	developments and projections relating to our competitors, regulatory environment and industry;
●	our expectations about how market trends will affect our business;
●	our and our licensors’ ability to obtain, establish, maintain, protect and enforce intellectual property and proprietary protection for our products and technologies and to avoid claims of infringement, misappropriation or other violation of third-party intellectual property and proprietary rights;
●	our ability to attract and retain key personnel and to manage our future growth effectively;
●	expectations for future capital requirements;
●	the volatility of the trading price of our common stock; and
●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act.

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

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects that you should consider before making a decision to invest in our common stock. These risks are discussed more fully in the section entitled “Risk Factors”, and include the following:

Risks Related to our Financial Condition and Capital Requirements

●	We have a limited operating history, and have initiated and completed only a limited number of clinical trials with a small number of patients. We do not have any products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
●	We have incurred losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery or identification, preclinical and clinical development, regulatory approval, and commercialization of our current or future product candidates.
●	We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce, or eliminate our research or product development programs, any future commercialization efforts, or other operations.

Risks Related to the Development of our Product Candidates

●	We are substantially dependent on the success of our product candidate, NXP900.
●	Clinical trials are very expensive, time consuming and difficult to design and implement, and involve uncertain safety, tolerability and efficacy outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. Our current or future product candidates may not have favorable results in early or later clinical trials, if any, or receive regulatory approval.
●	If we fail to demonstrate safety and/or efficacy for any or all of our product candidates, we may need to terminate development programs, which may harm our reputation and the business.

●	The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for NXP900 or any future product candidate.
●	If we are unable to obtain or maintain regulatory approval for our product candidates and ultimately cannot commercialize one or more of them, or experience significant delays in doing so, our business will be materially harmed.

Risks Related to Government Regulation

●	Denial of or delay in our receipt of required regulatory approvals may prevent or delay development and/or commercialization of our current or future product candidates, and our ability to generate revenue may be materially impaired.

●	Even if we receive regulatory approval for our current or future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory oversight, which may result in significant additional expense, and we may be subject to regulatory enforcement action if we fail to comply with regulatory requirements or experience unanticipated problems with our current or future product candidates.

Risks Related to our Intellectual Property

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents are not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully develop and/or commercialize our products and technology may be adversely affected.

Risks Related to our Reliance on Third Parties

●	The manufacture of our current and future product candidates is complex. Our third-party manufacturers may encounter difficulties or interruptions for various reasons, which could delay or entirely halt their ability to manufacture any of our current or future product candidates for clinical trials or, if approved, for commercial sale.
●	We plan to rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our current or future product candidates.

Risks Related to Managing Growth and Employee Matters

●	Our future success depends on our ability to retain our executive officers and key employees and to attract, retain and motivate qualified personnel and manage our human capital.
●	We currently have 13 full-time employees and will need to grow the size and capabilities of our organization. We may experience difficulties in managing this growth.

Risks Related to Commercial Activities

●	If any of our current or future product candidates do not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues from any such current or future product candidate may be limited.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our current or future product candidates.

Risks Related to Ownership of our Common Stock

●	We do not know whether an active, liquid, and orderly trading market will be maintained for our Common Stock or what the market price of our Common Stock will be, and, as a result, it may be difficult for you to sell your shares of our Common Stock.

PART I

Item 1.   Business

OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the development of innovative precision medicines for the treatment of serious conditions of unmet medical need in oncology. We seek to develop drug candidates in the precision medicine space, and our processes for selection and clinical development of drug candidates are based on scientific data into cancer-promoting factors, as well as our understanding of the clinical landscape and regulatory requirements.

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

PRODUCTS UNDER DEVELOPMENT

NXP900

In August 2021, we licensed worldwide commercial rights to NXP900 from the University of Edinburgh in Scotland. NXP900 is a targeted-therapy, small molecule drug candidate that inhibits the proto-oncogene c-Src (“SRC”) and YES1 kinases, the key members of the SRC kinase family.  In May 2023, we announced the Investigational New Drug application (“IND”) was cleared by the U.S. Food and Drug Administration (“FDA”) which included a Phase 1 protocol and comprised of two parts: a dose-escalation Phase 1a and an expansion Phase 1b. In July 2025, we announced the completion of the Phase 1a part of the clinical trial in which we evaluated the safety, tolerability and pharmacokinetic properties of NXP900 in patients with advanced solid tumors to identify potential doses and dosing schedules for the Phase 1b. In this Phase 1a portion of the study, a dose range of 20 to 300 mg/day was evaluated, and the dose-limiting toxicity level was not reached in that dose range. The most common treatment emergent adverse events were primarily gastrointestinal-related and were mild to moderate in intensity. Systemic exposure to NXP900 increased with higher doses, and a robust pharmacodynamic response of approximately 90% inhibition of SRC kinase phosphorylation was elicited at doses of 150 mg/day and higher, suggesting a potentially wide therapeutic window. The results of the Phase 1a study support once-daily oral dosing of NXP900. In August 2025, we announced the initiation of the Phase 1b expansion portion of the study. The ongoing Phase 1b study will evaluate the safety, tolerability and preliminary efficacy of NXP900 both as a single agent targeting specific tumor types and in combination with market-leading epidermal growth factor receptor (“EGFR”) and anaplastic lymphoma kinase (“ALK”) inhibitors.

In July 2025, in advance of exploring combinations of NXP900 with EGFR and ALK inhibitors, we announced the completion and topline results from our clinical drug-drug interaction (“DDI”) study in healthy volunteers. The NXP900 DDI study was conducted to evaluate the potential of NXP900 to induce the activity of cytochrome P450 enzyme CYP3A, which showed NXP900’s effect on the CYP3A enzyme is classified as a weak inhibitor according to the International Council for Harmonization M12 guidelines. There were no serious or severe adverse events reported in the DDI study. Diarrhea and non-infection related increases in white blood cell counts were the most common adverse events reported, all mild to moderate in intensity.

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

YES1 is a nonreceptor tyrosine kinase that belongs to the SRC family of kinases and controls multiple cancer signaling pathways. YES1 is amplified and overexpressed in many tumor types, where it promotes cell proliferation, survival, and invasiveness. In addition, YES1 directly phosphorylates and activates yes-associated protein 1 (“YAP1”), the main effector of the Hippo pathway, which has been identified as a promoter of drug resistance, cancer progression, and metastasis in several cancer types, including squamous cell, mesothelioma and papillary kidney cancers.

NXP900’s Novel Mechanism of Action

SRC pathway activation is regulated by a switch between inactive and active conformations. The inactive conformation of SRC family kinases is associated with the lack of membrane binding, the lack of phosphorylation of the activation loop, and is characterized by a “closed conformation.” The active “open” conformation allows for the binding of SRC to signaling partners and enables full activation of the pathway via SRC’s kinase catalytic activity and the scaffolding property.

NXP900 is a targeted therapy that inhibits the SRC and YES1 kinases. Unlike the approved and clinical-stage kinase inhibitors that inhibit only the catalytic (enzymatic) activity of SRC, NXP900 induces and locks SRC in its native inactive conformation, therefore inhibiting both the catalytic and scaffolding functions of the kinase, thus preventing phosphorylation and complex formation with its primary partners. NXP900 is also highly selective, a property typically associated with an improved therapeutic window.

In vivo, treatment with NXP900 inhibited primary and metastatic tumor growth in xenograft models of breast, esophageal, head and neck cancers and medulloblastoma, and demonstrated on-target pharmacodynamic effects. Moreover, publications in the scientific literature have outlined opportunities to potentially reverse resistance to osimertinib (active ingredient of Tagrisso®) in non-small cell lung cancer and enzalutamide (active ingredient of Xtandi®) in metastatic, castration resistant prostate cancer, in combination with these agents, further validating the potential importance of NXP900’s key targets, YES1 and SRC kinases, in these disease settings.

Gene amplification of the site containing the YES1 gene has been reported in clinical samples in several tumors including lung, head and neck, bladder and esophageal cancers. YES1-dependent oncogenic transformation has also been reported, suggesting that YES1 may play a key role in these solid tumors. The transforming ability of YES1 has been demonstrated via several experimental methods, for example down-regulating YES1 by short hairpin RNA (shRNA) significantly inhibited cell growth in several malignancies, including colon carcinoma, rhabdomyosarcoma, and basal-like breast cancer suggesting YES1 may play a key role in these solid tumors. Furthermore, it has been found that YES1 gene amplification is a mechanism of resistance to EGFR, ALK and human epidermal growth factor receptor 2 (“HER2”) inhibitors.

There are no FDA-approved selective YES1 inhibitors. We plan to conduct additional in vivo studies to better understand the effects of YES1 inhibition in solid tumors driven by YES1 overexpression or gene amplification.

OUR STRATEGY

We have a mission-driven strategy to build a global biopharmaceutical company through the identification, licensing, development, and commercialization of therapeutics intended to address serious conditions of unmet medical needs. The key elements driving our business strategy include:

●	developing NXP900 as a potential differentiated YES1/SRC kinase inhibitor with improved therapeutic activity in solid tumors and advancing it through clinical development towards regulatory approval;

●	maximizing the therapeutic potential of NXP900 by generating additional preclinical data in single agent and combination settings to highlight the benefits of YES1 inhibition and advancing NXP900 through applicable clinical trials towards regulatory approval in such settings;
●	deploying our differentiated and proven business development expertise to further expand our product candidate pipeline for patients with unmet medical needs; and
●	evaluating opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties, including potential ex-U.S. collaboration opportunities.

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

In August 2021, we licensed one patent family covering the composition of matter for NXP900, which includes one U.S. patent covering the composition of matter for NXP900, as well as patents and patent applications issued or pending issuance in additional major markets, including the European Union, China and Japan, and one patent application pending in Canada. The statutory expiration for patents in this patent family is April 2036, without taking into account any possible patent term extension, where applicable.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Hatch-Waxman Act as compensation for patent term lost during the clinical development and the FDA regulatory review process. The period of extension may be up to five years but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval by the FDA. Only one patent applicable to an approved drug is eligible for extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering NXP900, may or will be entitled to patent term extensions. If our current or future product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover any approved product candidates. We also intend to seek patent term extensions in any jurisdictions where they are available; however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

In addition to patent protection, we also rely on trade secret protection for our proprietary information that is not amenable to, or that we do not consider appropriate for, patent protection, including certain aspects of our manufacturing processes. However, trade secrets can be difficult to protect. Although we take steps to protect our proprietary information, including restricting access to our confidential information, as well as entering into non-disclosure and confidentiality agreements with our employees, consultants, independent contractors, advisors, contract manufacturers, clinical research organizations (“CROs”), hospitals, independent treatment centers, suppliers, collaborators and other third parties, such parties may breach such agreements and disclose our proprietary information including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. For more information regarding the risks related to our intellectual property, please see “Risk Factors - Risks Related to Our Intellectual Property.”

NXP900 License Agreement

In August 2021, we entered into a worldwide, exclusive license agreement (the “License Agreement”) with the University of Edinburgh (“UoE”) for NXP900 and any of its derivatives (collectively, the “NXP900 Program”). Discovered at the UoE, NXP900 is a targeted therapy, small molecule SRC and YES1 kinase inhibitor product candidate that we believe can be applied to a broad range of cancers.

Pursuant to the License Agreement, we have an obligation to pay success-based milestones and royalties to the UoE, as follows:

●	pre-approval milestone payments of up to approximately $49.5 million including an upfront payment of $3.5 million and an anniversary milestone payment of $0.5 million which have already been paid;
●	regulatory approval and commercial sales milestones of up to $279.5 million;
●	mid-single digit to 8% royalties on a tiered basis based on net sales; and
●	2.5% of the gross amount of each Nuvectis capital raising transaction, including our initial public offering (“IPO”), up to an aggregate total of $3.0 million, of which $1.2 million has already been paid.

In addition, in connection with the License Agreement, we expect to provide the UoE with up to an additional £580,000 in research and development support over the next 18 months to conduct additional scientific research and preclinical testing for certain indications that we select in connection with the NXP900 Program. We own an exclusive license to intellectual property rights developed in the collaboration, allowing us to research, develop and commercialize products resulting from the collaboration.

License Term

The royalty term for each licensed product in each country is the period commencing with the first commercial sale of the applicable licensed product in the applicable country and ending on the expiration of the last to expire of any patent specified by the license (statutory expiration for the NXP900 patent family is April 2036), or the expiration of any extended exclusivity period in the relevant country. We may terminate the License Agreement if we determine that it is not scientifically or commercially viable to research, develop, or commercialize the licensed products which are the subject of the License Agreement. UoE may terminate the License Agreement if we: (i) cease to carry on the business regarding the treatment, prevention and/or diagnosis of human diseases; (ii) discontinue the development of the licensed products which are the subject of the License Agreement; (iii) dispose of our assets or business in whole or in material part; (iv) challenge the validity, ownership, or enforceability of the exclusively licensed technology; (v) contest the secret or substantial nature of certain know-how subject to the License Agreement; or (vi) breach certain diligence obligations or fail to pay any amount due under the License Agreement within a specified time frame. The parties may terminate the License Agreement immediately by written notice upon material breach by the other party, if such breach (if capable of cure) is not so cured within thirty (30) business days following the notice of breach.

NXP800 License Agreement

In May 2021, we entered into a worldwide, exclusive license agreement with the CRT Pioneer Fund (“CRT”) for NXP800 and any of its derivatives (collectively, the “NXP800 Program”). NXP800 is a small molecule product candidate that we believe can be applied to a broad range of cancers. In July 2025, following the completion of a Phase 1b clinical study, we decided to cease clinical development of NXP800 and assess possible next steps, if any, in the development of the compound.

Pursuant to the license agreement, we have an obligation to pay success-based milestones and royalties to CRT, as follows:

●	pre-approval milestone payments of up to approximately $26.5 million including an upfront payment of $3.5 million and a patient enrollment milestone payment of $1.0 million, both of which have already been paid;
●	regulatory approval and commercial sales milestones of up to $178 million; and
●	mid-single digit to 10% royalties on a tiered basis based on net sales.

In addition, in connection with the license agreement, we provided ICR with additional research and development support totaling approximately $0.9 million to conduct additional scientific research and preclinical testing for certain indications that we select in connection with the NXP800 Program. We own an exclusive license to intellectual property rights developed in the collaboration, allowing us to research, develop and commercialize products resulting from the collaboration.

License Term

The license will remain in effect in each territory subject to the license and will continue until our obligation to pay royalties in such territory has expired. The royalty term for each licensed product in each country commences with the first commercial sale of the applicable licensed product in the applicable country and end on the expiration of the last to expire of any patent specified by the license (with the key composition of matters patent expiring October 2034)

or the expiration of any extended exclusivity period in the relevant country. CRT may terminate the license earlier if we, or any of our affiliates or sub-licensees, challenge or seek to challenge the validity of any of the licensed patents or upon certain change of control provisions. Either party may terminate the license upon material breach by the other party, and upon the appointment of a receiver or upon a winding-up order or similar or equivalent action.

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

Our competitors may obtain regulatory approval of their products more rapidly than us or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our current or future product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly, or have a better safety profile than our products; and these competitors may also be more successful than we are in manufacturing and marketing their products.

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

Supply and Manufacturing

We do not lease or own any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the production of drug substance and drug product for clinical trials in accordance with current Good Manufacturing Practices ("cGMPs"), including a single, sole source manufacturer to make the NXP900 drug substance and another single, sole source manufacturer to make the NXP900 finished drug product. There is no assurance that we will be able to successfully manufacture drug substance and/or drug product for NXP900. As with any supply program, obtaining raw materials of the correct quality cannot be guaranteed and we cannot ensure that we will be successful in these endeavors.

We plan to continue to rely on third-party manufacturers for the supply of NXP900, and any future additional product candidates we may acquire or license, for preclinical testing, clinical trials and commercialization if our current or future product candidates receive marketing approval.

GOVERNMENT REGULATION

Numerous governmental authorities, principally the FDA, as well as other state and foreign regulatory agencies, impose substantial regulatory requirements upon the clinical development, manufacture, and commercializing, marketing and sale of our product candidates, as well as our ongoing research and development activities. Before marketing in the U.S., any drug that we develop must undergo rigorous preclinical testing and clinical trials and be evaluated under an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA regulates, among other things, the pre-clinical and clinical testing, safety, efficacy, approval, manufacturing, record keeping, adverse event reporting, packaging, labeling, storage, advertising, promotion, export, sale and distribution of biopharmaceutical products. If we fail to comply with applicable FDA or other legal requirements, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences may include, among other things, the FDA’s denial of our pending applications, the issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

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

Preclinical and clinical trials for drugs

Before testing any drug in humans, a product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and address use concerns. The conduct of preclinical studies is subject to federal and state regulations and requirements, including good clinical practice (“GCP”) and good laboratory practice (“GLP”) requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data must be submitted to the FDA as part of an IND application. An IND application is a request for authorization from the FDA to administer an investigational product to humans, and to ship such products in interstate commerce for use in investigational clinical trials, and must become effective before clinical trials may begin. Some long-term preclinical testing may continue after the IND application is submitted. An IND application automatically becomes effective 30 days after receipt by the FDA unless the FDA raises concerns or questions about any portion of the IND application and imposes a clinical hold. In such a case, the IND sponsor and the FDA need to resolve any outstanding concerns before the clinical trial can begin. Submission of an IND application may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND application. A separate submission to an existing IND application must also be made for each successive clinical trial conducted during product development of a product candidate, and the FDA must grant authorization, either explicitly or implicitly by not objecting, before each clinical trial can begin.

Clinical development of product candidates to support New Drug Applications (“NDAs”) is typically conducted in accordance with the following phases, which may overlap (see Code of Federal Regulations Title 21 § 312.21 Phases of an investigation for definitions):

An IND may be submitted for one or more phases of an investigation. The clinical investigation of a previously untested drug is generally divided into three phases. Although in general the phases are conducted sequentially, they may overlap, goals and objectives of each phase may vary:

●	Phase 1 includes the initial introduction of an investigational new drug into humans. Phase 1 studies are typically closely monitored and may be conducted in patients or normal volunteer subjects. These studies are designed to determine the metabolism and pharmacologic actions of the drug in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. During Phase 1, sufficient information about the drug's pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase 2 studies. Phase 1 studies also include studies of drug metabolism, structure-activity relationships, and mechanism of action in humans, as well as studies in which investigational drugs are used as research tools to explore biological phenomena or disease processes.
●	Phase 2 includes the clinical studies conducted to evaluate the effectiveness of the drug for a particular indication or indications in patients with the disease or condition under study and to determine the common short-term side effects and risks associated with the drug.
●	Phase 3 studies are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling.
●	Phase 4: Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

Under another pathway, a new drug may be eligible for breakthrough therapy designation if it is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation provides all the features of Fast Track Designation in addition to intensive guidance on an efficient drug development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate. Drugs or biologics designated as breakthrough therapies are also eligible for accelerated approval of their respective marketing applications.

The FDA may grant accelerated approvals to a product for a serious or life-threatening disease or condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. The accelerated approval pathway has been used primarily in settings in which the disease course is long and an extended period of time would be required to measure the intended clinical benefit of a drug. FDA may require a sponsor to perform post-marketing studies to verify the outcome and the product may be subject to withdrawal procedures. In addition, FDA requires premarket review of promotional materials as a condition of granting accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

Other regulatory matters

Manufacturing, marketing, sales, advertising, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services (“CMS”) an agency within the U.S. Department of Health and Human Services (“DHHS”), other divisions of the DHHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

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

On August 16, 2022, former President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the Act authorizes and directs DHHS to set drug price caps for certain high-cost Medicare Part B and Part D drugs. The program began with the initial list of drugs identified in 2023 for initial price applicability year (“IPAY”) 2026. The Trump Administration has continued to advance this program, as it negotiated prices with manufacturers for IPAY 2027 and announced the selection of drugs for IPAY 2028, which includes, for the first time, drugs provided under Medicare Part B. The Trump Administration stated that lowering the cost of prescription drugs for Americans is a top priority and it will continue to pursue drug price negotiations. The Act further authorizes the DHHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the Act creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025.

The Trump Administration has aggressively sought to pursue a most favored nation (“MFN”) pricing scheme for prescription drugs. On May 12, 2025, the President signed an Executive Order that directs DHHS to propose a rulemaking plan to impose MFN prices for prescription drugs (absent “significant progress” to lower their cost) and to facilitate direct-to-consumer purchasing programs for manufacturers. Following this announcement, DHHS announced that it “expects each [drug] manufacturer to commit to aligning [U.S.] pricing for all brand products across all markets that do not currently have generic or biosimilar competition with the lowest price of a set of economic peer countries.”

Accordingly, throughout the last few months of 2025, the Trump Administration announced deals with major drug manufacturers to offer at least some of their drugs at MFN prices to state Medicaid programs, while also offering drugs at a discount when selling directly to consumers, via the TrumpRx.gov website.

To effectuate these deals, in part, CMS announced a Center for Medicare and Medicaid Innovation (“CMMI”) model called the GENErating cost Reductions fOr U.S. Medicaid (GENEROUS Model). Under this voluntary model, drug manufacturers will provide supplemental rebates to participating states for drugs included in the model to align Medicaid net prices with what certain other countries pay. The supplemental rebates would be based on CMS-led negotiations with manufacturers. The model is set to last five years, beginning in January 2026.

While we have described the current policy landscape above, we cannot be sure whether additional or related legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

As described above, in recent years there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries, administrative action, and the enactment of federal and state legislation designed to, among other things, increase transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for pharmaceutical products. Administrative activity and ongoing legislative activity continue to drive changes in drug pricing, competition, and reimbursement, particularly for oncology and specialty drugs. Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, making this area subject to ongoing uncertainty.

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

We maintain workers’ compensation insurance to cover costs and expenses we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Government regulation of drugs outside of the United States

In addition to regulations in the United States, there are a variety of foreign regulations governing clinical trials and commercial sales and distribution of any product candidates. The approval process varies from country to country, and the time required may be longer or shorter than that required for FDA approval.

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT

As of February 6, 2026, we had 13 full-time employees. Additionally, we have retained and may retain in the future, a number of expert consultants and vendors that help execute different aspects of our business. We consider our relationship with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We were incorporated in Delaware in July 2020, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying, investigating, licensing and evaluating potential product candidates, establishing arrangements with third parties for the manufacture of initial quantities of our lead product candidate and component materials, and conducting research and development activities. Two of our product candidates have reached early clinical development, one of which is in active development. We have not yet demonstrated our ability to successfully conduct or complete any clinical development program for our drug candidates, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be accurate.

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

We have incurred losses in each period since we incorporated in July 2020. Since inception through the end of December 31, 2025, we had an accumulated deficit of $99.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we continue our research and development efforts for our lead product candidate; conduct preclinical studies and clinical trials for our current and future product candidates; seek marketing approvals for any current or future product candidate that successfully completes clinical trials; experience any delays or encounter any issues with any of the above; establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any current or future product candidates for which we may obtain regulatory approval; obtain, expand, maintain, enforce and protect our intellectual property portfolio; hire additional clinical, regulatory and scientific personnel; and operate as a public company.

Our pipeline product candidate NXP900, is in clinical development. NXP900 and any future product candidates that we may develop will require additional preclinical and clinical studies, regulatory review and approval, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can potentially generate any revenue from product sales. To date, we have not generated any revenue from our product candidate. Our ability to generate revenue will depend on a number of factors, including, but not limited to:

●	our ability to timely and successfully complete our preclinical studies and clinical trials, which may be significantly slower or more costly than anticipated and will depend upon several factors including the performance of third-party contractors, our ability to enroll patients into the clinical trials and the safety, tolerability and efficacy results generated in clinical trials;
●	successful submissions of IND applications to the FDA and any additional comparable applications;
●	completion of nonclinical studies necessary for the IND or comparable submission, as appropriate;
●	whether we are required by the FDA or similar foreign regulatory authorities to conduct additional clinical trials or other studies to support the approval and commercialization of our current or future product candidates;
●	the FDA’s and similar foreign regulatory authorities’ acceptance of the safety, potency, purity, efficacy and risk-to-benefit profile of our current or future product candidates;
●	the prevalence, duration and severity of side effects or other safety issues experienced with our current or future product candidates, if any;
●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

●	the actual and perceived availability, cost, risk profile and safety and efficacy of our current or future product candidates, if approved, relative to existing and future alternative cancer therapies and competitive product candidates and technologies;
●	our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our current or future product candidates, to remain in good standing with regulatory authorities and to develop, validate and maintain commercially viable manufacturing processes and analytics that are compliant with cGMP;
●	our ability to successfully develop a commercial strategy and to commercialize any current or future product candidate in the United States and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;
●	patient demand for our current or future product candidates, if approved; and
●	our ability to establish and enforce intellectual property rights in and to our current or future product candidates.

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

As of December 31, 2025, we were not aware of any tariffs impacting our operations.

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

The COVID-19-related issues may delay or otherwise adversely affect our clinical trial programs, as well as adversely impact our business generally. These impacts include:

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical sites, and delays enrolling patients in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or any variant, and being forced to quarantine, or not otherwise being able to complete study assessments, particularly for older patients or others with a higher risk of contracting COVID-19 or any variant;

●	diversion of healthcare resources, including clinical trial investigators and staff, away from the conducting of clinical trials to focus on pandemic concerns which could result in delays to our partner companies’ clinical trials;
●	limitations on travel, including limitations on domestic and international travel, and government-imposed quarantines or restrictions imposed by key third parties that could interrupt key trial activities, such as clinical trial site initiations and monitoring;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, or production slowdowns or stoppages;
●	disruptions and delays caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home across the healthcare system; and
●	disruptions in or delays to regulatory approvals, inspections, reviews or other regulatory activities as a result of the spread of COVID-19 or any variant, affecting the operations of the FDA or other regulatory authorities.

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

We are early in our development efforts and are substantially dependent on our ability to advance NXP900 or any of our other future product candidates through preclinical and clinical development, identify safe and effective doses and dosing schedules for our drug candidates, obtain regulatory approval and ultimately commercialize NXP900 or any of our other future product candidates; if we experience delays in doing so, our business will be materially harmed.

Our ability to generate product revenues from NXP900 or any of our other future product candidates depends heavily on the successful clinical development and eventual commercialization of these drug candidates. In addition, our drug development programs may contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population based on genetic mutations and other alterations. Companion diagnostics are subject to regulation as medical devices and must themselves receive marketing authorization from the FDA or certain other foreign regulatory agencies before they may be marketed. If a companion diagnostic is essential to the safe and effective use of any of our current and future product candidates, the FDA may require that the companion diagnostic meets the applicable standard for safety and effectiveness or for substantial equivalence for use with our product candidates before either the product candidates or companion diagnostic may be marketed in the United States.

Negative preclinical or clinical results in the development of our product candidates may prevent or delay our ability to advance our product candidates, initiate or continue clinical programs or receive regulatory approvals. For example, although we believe, based on preclinical studies of SRC/YES1 related carcinoma models that demonstrated tumor growth inhibition, these cancer types might be particularly sensitive to treatment with NXP900, this may not prove true in clinical testing, due to safety and tolerability issues and/or insufficient efficacy, and this may hold true for any or all of the potential target indications that we are pursuing or will pursue in the future with our product candidates. Moreover, anti-tumor activity may be different in each tumor type that we plan to evaluate in clinical trials. As a result, we may be required to discontinue development of our drug candidates or invest significant additional resources and delay our clinical trials and ultimately the approval, of NXP900 or any of our other future product candidates.

Our current or future product candidates may not show favorable results in early clinical trials due to safety, tolerability and/or insufficient efficacy findings.  In addition, positive results of early clinical trials are not necessarily predictive of future results, and any product candidate that we advance may not have favorable results in later clinical trials or receive regulatory approval. In March and  November 2024, we announced preliminary safety and efficacy data results from the ongoing Phase 1b study of NXP800 in platinum-resistant ARID1a-mutated ovarian carcinoma.  Following the completion of the NXP800 Phase 1b study, we decided to cease the clinical development of NXP800 as we assess possible next steps, if any, in the development of the compound.

We may experience setbacks that could delay or prevent regulatory approval of, or our ability to commercialize, NXP900, our product candidate currently in a Phase 1b clinical trial, or future product candidates, including:

●	negative or inconclusive preclinical or clinical results, including adverse safety findings and efficacy findings;
●	approval of competing product candidates based on clinical trial results generated by others;
●	a decision by us or requirement by regulatory authorities to conduct additional preclinical testing or clinical trials or abandon a program;
●	adverse events or side effects experienced by patients or subjects in our clinical trials that we, the FDA, or other regulators may view as relevant to the development of our current or future product candidates;
●	issues related to combination regimens, including tolerability concerns, drug-drug interactions, or lack of efficacy;
●	delays in submitting IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
●	requirements imposed by the FDA or comparable foreign authorities regarding the scope and design of our clinical trials, including our clinical endpoints;
●	delays in enrolling subjects in clinical trials, including difficulty or delays in identifying appropriate patients, and timely completion of clinical trials, including under GCP or GLP requirements;
●	inability to maintain compliance with regulatory requirements, including our contract manufacturers’ compliance with cGMPs, and complying effectively with other requirements pertaining to the quality of our current or future product candidates;
●	high drop-out rates of subjects from clinical trials due to safety and tolerability issues or insufficient efficacy;
●	inadequate supply or quality of our current or future product candidates or other materials necessary for the clinical trials and to satisfy analytical testing requirements necessary for drug approval;

●	higher than anticipated clinical trial costs;
●	competitive developments by others in our target indications;
●	insufficient efficacy, safety, or tolerability concerns, or the requirement to modify dosing levels for our current or future product candidates;
●	trial results taking longer than anticipated;
●	trials being subjected to fraud or data integrity issues or operational failures that compromises trial data;
●	the results of our trials not supporting marketing authorization outside of the United States, including the European Union;
●	unfavorable FDA or other regulatory agency inspection of a clinical trial site;
●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical development generally or with respect to our technology in particular; or
●	varying interpretations of data by the FDA and similar foreign regulatory agencies.

In addition, because we have limited financial and personnel resources and are focusing primarily on developing NXP900, we may forgo or delay pursuit of other future product candidates that may prove to have greater commercial potential and may fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

Clinical drug development involves a lengthy and expensive process with uncertain outcomes, clinical trials are difficult to design and implement, and any of our clinical trials could produce unsuccessful results or fail at any stage in the process.

Clinical trials are conducted on humans, are expensive, can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the process. Additionally, any positive results of preclinical studies and early clinical data of a drug candidate may not be predictive of the final results of the early clinical trial or of later-stage clinical trials. Drug candidates may not reach later-stage clinical trials based on results from an early-stage clinical trial or may reach later stages of clinical trials and fail to show the desired safety and efficacy traits despite having shown indications of those traits in preclinical studies and early-stage clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in early and advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in preclinical studies or preliminary clinical findings. Therefore, the results of any existing and future clinical trials we conduct may not be successful. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

●	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a clinical trial design that we are able to execute;
●	delay or failure in obtaining authorization to commence a clinical trial, including approval from the appropriate institutional review board (“IRB”) to conduct testing of a candidate on human subjects, or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
●	delay in reaching, or failure to reach, agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	inability, delay or failure in identifying and maintaining a sufficient number of clinical trial sites, many of which may already be engaged in other clinical programs;
●	delay or failure in identifying, recruiting and enrolling suitable volunteers or patients to participate in a trial;
●	delay or failure in developing and validating companion diagnostics, if they are deemed necessary, on a timely basis;
●	failure of patients to complete a trial or return for post-treatment follow-up;
●	inability to monitor patients adequately during or after treatment;
●	clinical sites and investigators deviating from trial protocols, failing to conduct the trial in accordance with regulatory requirements or dropping out of a trial;
●	failure to initiate, delay of, or inability to complete a clinical trial as a result of a clinical hold imposed by the FDA or comparable foreign regulatory authority due to observed safety findings or other reasons;
●	negative or inconclusive results in our clinical trials, and our decision to our regulators’ requirement that we conduct additional preclinical studies, clinical trials or that we abandon one or more of our product development programs; or
●	inability to manufacture sufficient quantities of a drug candidate of acceptable quality for use in clinical trials.

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

Clinical trials may be subject to delays as a result of patient enrollment taking longer than anticipated or greater than anticipated subject withdrawal. We may not be able to initiate or continue clinical trials for our current or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. The enrollment of patients depends on many factors, including:

●	patient identification and eligibility and inclusion/exclusion criteria defined in the protocol, including based on the presence of specific genetic/molecular alterations;
●	the size of the target disease patient population or the size of the patient population required to be enrolled for analysis of the clinical trial’s primary and secondary endpoints, and the process for identifying patients;
●	potential disruptions caused by the COVID-19 pandemic, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of health care resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;
●	the proximity of patients to clinical trial sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and expertise;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the availability of competing commercially available therapies and other competing product candidates’ clinical trials;
●	our ability to obtain and maintain IRB approvals for clinical sites and clinical trial subject informed consents; and
●	the risk that subjects enrolled in clinical trials will drop out of the trials before completion.

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

Our clinical studies, preclinical, manufacturing and other studies conducted as part of the development of our current or future product candidates may fail to adequately demonstrate the safety, potency, purity, efficacy or any other necessary pharmacological properties of any efficacy, or any other required properties of our current or future product candidates, which would prevent or delay development, regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our current or future product candidates, including NXP900, we must demonstrate through lengthy, complex and expensive studies that our current or future product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing are expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our current product candidates are in an early stage of development, there is a high risk of failure.

The results of preclinical studies and early clinical trials of a drug candidate may not be predictive of the final results of later-stage clinical trials.  Results of our trials could reveal a high and unacceptable severity and prevalence of adverse safety issues which may result in suspension or termination, and the FDA or comparable foreign regulatory authorities could, through a clinical hold or otherwise, require us to halt or suspend further development of our product candidates or deny approval. Drug-related side effects could also affect patient recruitment into the study or patient willingness to remain in the study and therefore affect our ability to complete clinical trials. Drug-related side effects could also result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Moreover, our product or product candidates may cause undesirable side effects or pharmacological properties, either as single agent treatment or in combination with approved drugs, that could delay or prevent their regulatory approval or impact their availability and commercial potential after approval.

In 2025, following the completion of the NXP800 Phase 1b study, we decided to cease the clinical development of NXP800 as we assess possible next steps, if any, in the development of the compound.

The FDA and comparable foreign regulatory authorities may not accept data from any preclinical or clinical trials we may conduct in foreign countries.

The FDA’s acceptance of data generated for patients recruited outside the United States from clinical trials conducted in whole or in part outside the United States may be subject to certain conditions, if accepted at all.

Although the FDA has the authority to accept foreign data as part or even the sole basis for marketing approval, the FDA generally does not approve an application on the basis of foreign data alone unless (i) the data is applicable to the U.S. population and U.S. medical practice, (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations, and (iii) the FDA’s clinical trial requirements were met. Many foreign regulatory authorities have similar approval requirements. In addition, any clinical study conducted in whole or in part outside of the United States would be subject to the applicable local laws of the jurisdiction where the trial was conducted. We cannot guarantee that the FDA or comparable foreign regulatory authority will accept data from trials conducted in whole or in part outside of the United States, which may result in the need for additional trials conducted in the United States.

We may not be able to submit IND applications to commence additional clinical trials based on the timelines that we expect, and even if we are able to do so, the FDA may not permit us to proceed.

Our IND for NXP900 is in effect. However, we may be unable to submit additional IND or similar applications or other clinical research on our expected timelines. Moreover, while we have previously obtained CTA and IND, we cannot be sure that issues will not arise that may lead to the delay, suspension or termination of such clinical trials. Any failure to file IND or similar applications or other clinical research authorizations will adversely impact our expected timelines to obtain regulatory acceptance for the commencement of our trials and may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

If our product candidate NXP900 or any future product candidates, are approved, they will likely compete with competitor drugs and other drugs that are currently in development. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

The time and expense of the approval process, as well as the unpredictability of future clinical trial results and other contributing factors, may result in our failure to obtain regulatory approval to market NXP900 or any other drug candidates we may seek to develop in the future, which would significantly harm our business, results of operations and prospects. In such case, we may also not have the resources to conduct new clinical trials and we may determine that further clinical development of any such drug candidate is not justified and may discontinue any such programs.

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

Obtaining and maintaining regulatory approval of any of our current or future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions. For example, even if the FDA grants regulatory approval of a product candidate, similar foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in respective countries. Drug product approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Even if we receive regulatory approval of our current or future product candidates, we will be subject to ongoing regulatory obligations and regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our current or future product candidates.

If any of our current or future product candidates are approved, activities such as the manufacturing, labeling, packaging, storage, advertising, promotion, sampling, and record keeping for the products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMP regulations. Drug manufacturers and any CMOs responsible for any product manufacturing processes are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and any applicable foreign equivalents. As such, we and our CMOs will be subject to continuous review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, other marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Later discovery of previously unknown problems with our current or future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in the following, among other things:

●	restrictions on the manufacturing of the product;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	withdrawal of the product from the market;
●	product recalls;
●	warning or untitled letters from the FDA or comparable notice of violations from foreign regulatory authorities;
●	refusal of the FDA or other applicable regulatory authority to approve pending applications or supplements to approved applications;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	suspension of any of our ongoing clinical trials;
●	product seizure or detention or refusal to permit the import or export of products; and
●	consent decrees, injunctions or the imposition of civil or criminal penalties.

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

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products, and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the most influential body regarding the coverage and payment for new medicines is CMS. While CMS technically only makes coverage and reimbursement decisions under Medicare and Medicaid programs, any third-party payors use CMS’s coverage and reimbursement decisions as a guide. The coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize our current or future product candidates, and our overall financial condition.

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

We further note the recent efforts by the Trump Administration to reduce government spending, including reductions in FDA’s workforce. For instance, the fiscal year 2026 President’s Budget proposed a $6.8 billion budget for FDA, representing a $271 million decrease in funding compared to fiscal year 2025. However, Congress ultimately funded FDA at $6.957 billion for fiscal year 2026. Any budgetary cut, including those enacted for fiscal year 2026 and in the future, can impact the FDA’s ability to approve current or future products and could delay regulatory approval of our current or future product candidates. This could delay commercialization of our products.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that government authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our businesses. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our businesses.

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

Risks Related to our Intellectual Property

We currently hold a license to certain intellectual property rights for NXP900 and NXP800, as well as intellectual property rights relating to other compounds that modulate the SRC and YES1 kinases and HSF1. If we are unable to maintain patent and other intellectual property protection for NXP900 and NXP800, and to obtain and maintain patent and other intellectual property protections for our other current or future product candidates and technology, or if the scope of intellectual property protection obtained or maintained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize NXP900,  or any other current or future product candidates or technology may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our current or future product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business, as well as successfully defending these patents against third-party challenges. If we do not adequately protect our intellectual property rights, or if the intellectual property rights we are able to obtain are insufficiently broad and exclusive, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

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

If we are unable to secure additional patent protection or maintain existing or future patent protection with respect to NXP900, or any other proprietary products and technology we develop, our business, financial condition, results of operations, and prospects would be materially harmed. We decided to cease the clinical development of NXP800 as we assess possible next steps, if any, in the development of the compound.

We currently hold a license to certain intellectual property relating to NXP900, including its composition of matter and to other compounds that inhibit the SRC and YES1 kinases.

We have licensed one patent family covering the composition of matter for NXP900, which has been granted in the U.S., EU, Japan, China and is pending in the United Kingdom and Canada. The statutory expiration for patents in this patent family is April 2036, without considering any possible patent term extension.

If the scope of our patent protection, for our product candidate or future product candidates and technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Any failure to obtain or maintain patent protection, through our own patents or through in-licensing, with respect to NXP900 and our future product candidates would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are currently party to a license which grants us certain intellectual property rights relating to NXP900, as well as other compounds that inhibit the SRC and YES1 kinases. These agreements impose numerous obligations on us to maintain our licensing rights, including development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations. In spite of our efforts, our licensor might conclude that we have materially breached our license agreement and might therefore terminate the license agreement, thereby removing or limiting our ability to develop and commercialize NXP900 (and other compounds covered by the licenses).

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any of our current or future product candidates we may develop, one or more U.S. patents we may own or in-license in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. If we are unable to obtain patent term extension or data exclusivity, or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following expiration of any patents that issue from our patent applications, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

Based on our present expectations, we and our third-party contractors will be required to comply with GCP and GLP regulations for the clinical development of all of our drug candidates. If we or any of these third parties fail to comply with applicable GLP or GCP regulations, the clinical data generated in our preclinical and clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications, which we may not have sufficient cash or other resources to support and which would delay our ability to generate revenue from future sales of such drug candidate. Any agreements governing our relationships with CROs or other contractors with whom we currently engage or may engage in the future may provide those outside contractors with certain rights to terminate a clinical trial under specified circumstances. If such an outside contractor terminates its relationship with us during the performance of a clinical trial, we would be forced to seek an engagement with a substitute contractor, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and the applicable clinical trial would experience delays or may not be completed.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must rely on outside vendors to manufacture our current or future product candidates. We rely on a single CMO to manufacture NXP900 drug substance and another single CMO to manufacture NXP900 drug product. There is no assurance that we will be able to retain these relationships, and if we are unable to maintain these relationships, we could experience delays in our development efforts. There is no assurance that our CMOs will be successful in manufacturing NXP900 drug substance or product. If NXP900 or any other drug candidate we may develop or acquire in the future receives regulatory approval, we will likely rely on one or more CMOs to manufacture the commercial supply of such drugs.

In 2025, following the completion of the NXP800 Phase 1b study, we decided to cease the clinical development of NXP800 as we assess possible next steps, if any, in the development of the compound.  We are therefore currently not planning any future manufacturing campaigns for NXP800.

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

As of February 6, 2026, we had 13 full-time employees. We also contract for various services through consulting and vendor agreements. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations.

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

We may seek additional capital through a combination of public and private equity offerings, At-the-Market offering program,, debt financings, strategic partnerships and alliances and licensing arrangements. Any equity or equity-related financing may dilute our stockholders and may subject us to restrictive covenants and interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our current product candidates or any future product candidates that we may develop.

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

As of February 6, 2026, our executive officers, directors, and 5% stockholders beneficially owned approximately 40% of our voting stock and anticipate that the same group will hold a significant portion of our outstanding voting stock for the foreseeable future. These stockholders will have the ability to influence us through their ownership position. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

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

We rely on a multidisciplinary team (including from our information security function, management, and third-party service providers, as described further below) to assess how identified cybersecurity threats could impact our business. These assessments may leverage, among other processes, industry tools and metrics designed to assist in the assessment of risks from such cybersecurity threats.

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

We have not experienced any cybersecurity incidents that we have determined to be material in the past fiscal year.

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

Management is involved with our efforts to prevent, detect, and mitigate cybersecurity incidents by overseeing preparation of cybersecurity policies and procedures, testing of incident response plans, and engaging of vendors to conduct penetration tests. Management participates in cybersecurity incident response efforts by being a member of the incident response team and helping direct the company’s response to cybersecurity incidents.

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

Item 2.   Properties

On May 3, 2025, we entered into a one-year lease for office space at 1 Bridge Plaza, 2nd Floor, Fort Lee, NJ 07024. We have taken possession of this space, which serves as our principal executive offices. Total rent expense over the full term of the lease will be approximately $15,000. We believe that our existing facilities are adequate to meet our current requirements. We plan to extend the lease prior to its expiration on May 3, 2026.

On August 22, 2025, we entered into a three-month lease at 216 East 52nd Street, New York, NY 10022.  Total rent expense over the full term was $18,000.  The lease has since expired and we did not renew the lease.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2025, with respect to all of our equity compensation plans in effect on that date:

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

Holders

As of February 6, 2026, there were approximately 7 holders of record of our common stock. The number of beneficial holders of our common stock does not reflect shareholders who hold shares in street name through brokerage accounts or other nominees.

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

Use of Proceeds from Sales of Registered Securities

On February 5, 2025, in connection with a shelf registration statement on Form S-3 filed on March 17, 2023, we entered into an underwriting agreement (the "Underwriting Agreement”) with Lucid Capital Markets, LLC (the "Underwriter”). Pursuant to the Underwriting Agreement, we agreed to sell to the Underwriter, in a firm commitment underwritten public offering, 2,700,000 shares of our common stock, $0.00001 par value per share, at a price to the public of $5.00 per share, less underwriting discounts and commissions. In addition, pursuant to the Underwriting Agreement, we granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 405,000 shares of Common Stock (the "Additional Shares”). On February 5, 2025, the Underwriter exercised its option to purchase such Additional Shares in full. The transaction closed on February 6, 2025. The aggregate net proceeds were approximately $14.4 million after deducting underwriting discounts and commissions.

We intend to use the net proceeds from the offering to fund the preclinical and clinical development of NXP900, to continue development and sponsored research related to our current product candidate or any future product candidate, hiring of additional personnel, capital expenditures, costs of operating as a public company and other general corporate purposes.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel targeted small molecule therapeutics for the treatment of cancer in genetically defined patient populations. Our precision medicine approach translates key scientific insights relating to the oncogenic drivers and pathway addiction of cancer into potent and highly selective anticancer drugs. In addition, we will investigate the relevance of specific mutations and other DNA alterations as a potential patient selection marker and identify synthetic lethality targets. This work could support our use of a tumor agnostic development strategy wherein we enroll patients based on the cancer’s genetic and molecular features without regard to the type or location of the cancer. Since our inception in 2020, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet successfully completed any pivotal clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities.

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

Results of Operations

From our inception on July 27, 2020, through December 31, 2025, we did not generate any revenue. Our main activities through December 31, 2025 have been organizational and capital raising activities and the completion of the in-license agreements for, NXP800 and NXP900, regulatory filings with the MHRA and FDA, preparation and execution for the Phase 1a and Phase 1b clinical trial for NXP800, which commenced in December 2021 and May 2023, respectively, and Phase 1a, Phase 1b (single agent) and Phase 1b (combination study with osimertinib) clinical trial for NXP900, which commenced in September 2023, August 2025 and December 2025, respectively. During July 2025, we provided the final clinical data update for NXP800 and decided to cease development activities at this time.

For the year ended December 31, 2025, research and development expenses were approximately $18.2 million, compared to approximately $12.9 million for the year ended December 31, 2024, an increase of $5.3 million.

The current period research and development expenses primarily consisted of $8.0 million related to employee compensation including $3.5 million related to non-cash stock compensation, $5.5 million related to clinical trial expenses for our product candidates, $2.4 million related to license milestone fees and expenses, $2.1 million related to the manufacturing costs of our product candidates. For the year ended December 31, 2024, research and development expenses primarily consisted of $6.8 million related to employee compensation including $3.0 million related to non-cash stock compensation, $4.3 million related to clinical trial expenses, and $1.5 million related to the manufacturing costs of our product candidates.

For the year ended December 31, 2025, general and administrative expenses were approximately $9.4 million, compared to approximately $6.9 million for the year ended December 31, 2024, an increase of $2.5 million. The current period general and administrative expenses primarily consisted of $5.3 million paid to certain professional and consulting services, including $1.5 million non-cash stock compensation expense primarily related to Director grants, $2.4 million in employee compensation, including non-cash stock compensation expense of $1.0 million, and $0.3 million related to director and officer insurance. For the year ended December 31, 2024, general and administrative expenses primarily consisted of $3.5 million paid to certain professional and consulting services, $2.1 million in employee compensation including non-cash stock compensation expense of $1.9 million, and $0.6 million related to director and officer insurance.

As a result of the foregoing, our loss from operations for the year ended December 31, 2025 was $27.6 million, compared to a loss from operations of $19.8 million for the year ended December 31, 2024.

We expect our research and development and general and administrative expenses to increase gradually in the future as we continue the execution of our development program for our pipeline product candidate, NXP900, and continue to build out our infrastructure to support such research and development activities.

Liquidity and Capital Resources

As of December 31, 2025, we had $31.6 million of cash and cash equivalents.

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

During the year ended December 31, 2025, we sold a total of 1,996,028 shares of common stock under the ATM offering program for aggregate total gross proceeds of approximately $15.7 million at an average selling price of $7.86 per share, resulting in net proceeds of approximately $15.2 million after deducting commissions and other transaction costs.

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

As part of the NXP900 license agreement, we will pay UoE 2.5% of the gross amount of each of our future orderly capital raising transactions up to a cumulative total of $3.0 million, including the $1.2 million related to the IPO, the July 2022 private placement and the 2025 public offering, which have already been paid. As of December 31, 2025, our contingent payment related to future capital transactions is $1.8 million.

We believe that the proceeds from our IPO, private placement, public offering, and shelf registration will enable us to fund our operating expenses and capital expenditures through at least the next 12 months from the issuance of our financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future viability in the long term is dependent on our ability to raise additional capital to finance our operations.

We expect our expenses to increase gradually in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our current or future product candidates, including payments of milestones and sponsored research commitments associated with our license agreements for NXP900 and NXP800. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on our ability to:

●	advance development of our clinical and preclinical programs;
●	acquire additional product candidates which may require significant upfront and near term milestones;
●	manufacture, or procure the manufacturing of, our preclinical and clinical drug material and develop processes for late stage and commercial manufacturing;
●	seek regulatory approvals for any current or future product candidates that successfully complete clinical trials;
●	achieve milestones in accordance with our license agreements;
●	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any current or future product candidates for which we may obtain marketing approval for;
●	hire additional clinical, quality control and scientific personnel;

●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company; and
●	obtain, maintain, expand and protect our intellectual property portfolio.

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

Contractual obligations and other commitments

We do not have any material principal contractual obligations and commitments as of December 31, 2025, except as noted below.

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

Pursuant to the NXP900 License Agreement, we are required to make payments to the UoE for certain development and regulatory milestones. As of December 31, 2025, we were obligated to make up to $45.5 million in milestone payments to the UoE related to pre-approval milestones, up to $279.5 million in regulatory and commercial sales milestones, mid-single digit to 8% royalties on a tiered basis based on net sales and 2.5% of the gross amount of each of our fund raisings up to a cumulative total of $3.0 million, of which $1.2 million has already been paid through December 31, 2025. Additionally, we will provide UoE with up to an additional £580,000 in research and development support. Through December 31, 2025, we paid the UoE $3.0 million in milestone payments.

Pursuant to the NXP800 License Agreement, we are required to make payments to the ICR for certain development and regulatory milestones. As of December 31, 2025, we were obligated to pay up to $22.0 million in milestone payments to the ICR related to pre-approval milestones, up to $178 million (in addition to the $22.0 million) in regulatory and commercial sales milestones and mid-single digit to 10% royalties on a tiered basis based on net sales. On July 31, 2025, the Company issued its final data readout for NXP800 and ceased development of the compound at the current time. In July 2025, following the completion of the NXP800 Phase 1b study, we decided to cease the clinical development of NXP800 as we assess possible next steps, if any, in the development of the compound.

As of December 31, 2025, we do not currently have any long-term leases. We rent our office space in Fort Lee, New Jersey based on a one-year agreement signed on May 3, 2025.

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

Share-based compensation

We maintain an equity incentive plan as a long-term incentive for employees, consultants and members of our board of directors. The plan allows for the issuance of restricted stock units, restricted stock awards, and stock options (non-statutory options, or NSOs, and incentive stock options to employees and NSOs to non-employees).

Stock-based compensation is measured using estimated grant date fair value and recognized as compensation expense over the service period in which the awards are expected to vest. For restricted stock awards, we determine fair market value based on the closing stock price on the date of grant. For options, we determine the grant date fair value, and the resulting stock-based compensation, using the Black-Scholes option-pricing model, and we use the accelerated method based on the multiple-option award approach for expense attribution. The fair-value-based measurements of options granted to non-employees are remeasured at each period end until the options vest and are amortized to expense as earned. We have elected to recognize forfeitures of stock-based awards as they occur.

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

As of December 31, 2025, we had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $53.3 million and all of the NOL does not expire but are limited to 80% of the company’s taxable income in any given tax year.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2025 based on these criteria.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.   Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The following biographies set forth the names of our current directors and executive officers, their ages, their positions with us, their principal occupations and employers, any other directorships held by them during the past five years in companies that are subject to the reporting requirements of the Exchange Act of 1934, or any company registered as an investment company under the Investment Company Act of 1940, as well as additional information, all of which we believe sets forth each director nominee’s qualifications to serve on the Board.

Name	Age	Position
Ron Bentsur	60	Chairman, Chief Executive Officer and President
Enrique Poradosu	60	Executive Vice President, Chief Scientific and Business Officer
Shay Shemesh	43	Executive Vice President, Chief Development and Operations Officer
Michael Carson	50	Vice President of Finance
Kenneth Hoberman	61	Director
Matthew Kaplan	58	Director
James F. Oliviero	50	Director
Juan Sanchez	55	Director

Executive Officers and Senior Management

Ron Bentsur (60), Chairman, Chief Executive Officer and President,

Mr. Ron Bentsur co-founded and has served as the Chairman, President and CEO of Nuvectis since 2020. He served as CEO of UroGen Pharma, Inc. (NASDAQ: URGN) from 2015 until 2019, and as CEO of Keryx Biopharmaceuticals, Inc. (acquired by Akebia Therapeutics) from 2009 until 2015. As CEO at UroGen and Keryx, Mr. Bentsur led the clinical development, regulatory approvals and the commercial infrastructure buildouts for the US commercial launches of Jelmyto and Auryxia, respectively. Mr. Bentsur also led the establishment of a successful worldwide partnership for an earlier-stage program at UroGen and an ex-US development partnership for Auryxia at Keryx. Prior to that, Mr. Bentsur served as CEO of XTL Biopharmaceuticals, Inc. (NASDAQ: XTLB) from 2006 until 2009 and as Investor Relations and CFO of Keryx from October 2000 until January 2006. Earlier in his career, Mr. Bentsur worked as an investment banker in NYC and Tel Aviv, Israel, from 1994 until 2000. Mr. Bentsur also served as a member of the Board of Directors of Stemline Therapeutics, Inc. from 2009 through the approval and launch of Elzonris and the subsequent acquisition of the company by the Menarini Group in June 2020.

Mr. Bentsur holds a BA in Economics and Business Administration with distinction from the Hebrew University of Jerusalem, Israel and an MBA (Magna Cum Laude), from New York University’s Stern School of Business.

Enrique Poradosu, PhD (60), Executive Vice President, Chief Scientific and Business Officer,

Dr. Enrique Poradosu co-founded and has served as the Chief Scientific and Business Officer of Nuvectis since 2020. From 2016 until 2020, he served as SVP, Business and Scientific Strategy at Stemline Therapeutics, Inc. (acquired by the Menarini Group in June 2020). At Stemline, Dr. Poradosu led the licensing and scientific strategy of the company’s pipeline, as well as directly leading strategic planning and operational execution of the early-stage drug development programs. Prior to that, Dr. Poradosu served as VP Business and Scientific Strategy at Keryx Biopharmaceuticals, Inc. (acquired by Akebia Therapeutics), from 2003 until 2016. From 1998 until 2003, Dr. Poradosu served as a project manager at a private biomedical incubator.

Dr. Poradosu holds a BSc in Chemistry and Biology with distinction and a PhD in Biochemistry from the Hebrew University of Jerusalem, Israel.

Shay Shemesh (43), Executive Vice President, Chief Development and Operations Officer,

Mr. Shay Shemesh co-founded and has served as the Chief Development and Operations Officer of Nuvectis since 2020. From 2015 until 2020, he served as SVP, Clinical and Regulatory Affairs at Stemline Therapeutics, Inc. (acquired by the Menarini Group in June 2020) where he led multi- disciplinary development teams in early and late-stage projects. In this role, Mr. Shemesh held responsibilities for the strategic planning and operational execution of the Elzonris Biologics License Application with the FDA, and the Marketing Authorization Application with the EMA, resulting in the approval of Elzonris in both regions for the treatment of blastic plasmacytoid dendritic cell neoplasm, an orphan hematologic malignancy. Prior to that, Mr. Shemesh led the clinical operations department at Keryx Biopharmaceuticals (acquired by Akebia Therapeutics), where he managed the late-stage clinical trials for Auryxia for the treatment of anemia in patients with non-dialysis CKD, which led to the approval of Auryxia in this indication in the US and the EU.

Mr. Shemesh holds a BSc and MSc in Biotechnology from Bar Ilan University in Israel.

Michael Carson (50), Vice President of Finance,

Mr. Michael Carson has over 20 years of broad experience in corporate finance, accounting, and operations and has served as our Vice President of Finance since March 2022. He specializes in clinical stage biopharmaceutical and biotechnology companies. From late 2019 until 2021, he served as Vice President of Finance at XyloCor Therapeutics, Inc. where he led the accounting, treasury and finance functions. During 2019, Mr. Carson consulted for Smiths Medical, Inc., a division of Smiths Group, as Global Controller along with serving as Vice President of Finance in a consulting role for several other biopharmaceutical and medical device companies. At Smiths Medical, he led a team responsible for accounting, treasury and foreign currency exposure. From 2015 to 2019 he served as Director of Financial Planning and Analysis at Neuronetics (NASDAQ: STIM). In this role, Mr. Carson served as the second in command to the Chief Financial Officer and held responsibilities for strategic planning, financial execution, investor relations, and controllership. In the past, he has held several finance and accounting positions at Abbott Laboratories (NYSE: ABT) and served as an auditor at Crowe LLP and Deloitte.

Mr. Carson holds a Bachelor of Arts in Business and Economics along with a Bachelor of Science in Mechanical Engineering from Lafayette College in Pennsylvania. He is a licensed Certified Public Accountant in the Commonwealth of Pennsylvania.

Non-Employee Directors

Kenneth Hoberman

Mr. Kenneth Hoberman joined our Board of Directors in July 2021. Mr. Hoberman has extensive financial, investor relations, corporate governance, operational and business development experience, including M&A, strategic alliances and partnerships. Mr. Hoberman has served as the Chief Operating Officer of Stemline Therapeutics, Inc. since 2013. While at Stemline, he helped lead the company from an early-stage drug development company to a fully integrated commercial entity including through the company’s successful initial public offering. Mr. Hoberman also led the M&A transaction resulting in the acquisition of Stemline by the Menarini Group in June 2020. He was previously Vice President of Corporate and Business Development of Keryx Biopharmaceuticals, Inc., where he led the company’s business strategy for Auryxia, including its in-licensing and Japanese partnership. Mr. Hoberman is on the Board of Directors of TG Therapeutics, Inc. (Nasdaq: TGTX).

Mr. Hoberman holds a B.S.B.A. in Finance from Boston University and completed post-baccalaureate studies at Columbia University.

Matthew Kaplan

Mr. Matthew Kaplan joined our Board of Directors in September 2021. Mr. Kaplan is an experienced Equity Analyst with deep knowledge in biotechnology, particularly for analysis and advisement of early-stage companies. With 24 years of experience as an Equity Analyst, from 2008 to February 2025, he was a Managing Director and the Head of Healthcare Equity Research at Ladenburg Thalmann & Co. Prior to joining Ladenburg Thalmann & Co., he was a Partner and the Director of Healthcare Research with Punk, Ziegel & Company, a Senior Biotechnology Analyst at Evolution Capital, and a Director of The Life Sciences Group at The Carson Group. Mr. Kaplan has received numerous citations as a top ranked Biotechnology Stock Picker by Thomson Reuters, The Financial Times, and Forbes. Mr. Kaplan also spent six years as a Research Associate with the Albert Einstein College of Medicine / Montefiore Hospital Department of Cardiology, where he co-authored numerous articles on gene regulation in the heart.

Mr. Kaplan received his BS in Biology from the University of Michigan.

James F. Oliviero, III

Mr. James Oliviero joined our Board of Directors in July 2021. Mr. Oliviero has twenty-five years of operational experience in the biotechnology industry. From October 2015 to May 2025, Mr. Oliviero served as the President and Chief Executive Officer of Checkpoint Therapeutics, Inc., where he completed over $400 million in private and public financings for the company, while designing and overseeing the company’s development programs leading to the FDA approval of its first immunotherapy product, UNLOXCYTTM, in December 2024 and the subsequent acquisition of the company by Sun Pharmaceutical Industries Limited in May 2025. Prior to Checkpoint, from May 2003 to September 2015, Mr. Oliviero served in a variety of leadership capacities at Keryx Biopharmaceuticals, Inc., which was subsequently acquired by Akebia Therapeutics. His most recent position at Keryx, beginning in April 2009, was as Chief Financial Officer, responsible for all the finance, accounting, investor relations, corporate governance and legal matters.

From August 1999 to May 2003, Mr. Oliviero was Director of Finance for ACCESS Oncology, Inc., a privately held biotechnology company.

Mr. Oliviero is a CFA charterholder and holds a B.B.A. in Finance with Highest Distinction from Emory University’s Goizueta Business School.

Juan Sanchez, MD

Dr. Juan Sanchez joined our Board of Directors in September 2025. Dr. Sanchez brings 30+ years of multifaceted experience that uniquely integrates key healthcare perspectives including direct patient care as a medical doctor, research analysis on Wall Street followed by serving as a leading executive at a prominent biopharmaceutical company, Intra-Cellular Therapies. Dr. Sanchez joined Intra-Cellular Therapies in 2014 and his tenure spanned the successful clinical development and commercialization of CAPLYTA (lumateperone), culminating in the company’s acquisition by Johnson & Johnson in April 2025 for $14.6 billion. Prior to that, Dr. Sanchez was a managing director of healthcare equity research at Ladenburg Thalmann & Co. and Punk, Ziegel & Co.

Dr. Sanchez holds a Master’s degree in International Affairs from Columbia University in New York, an MBA from the University of Los Andes in Colombia, and received his Doctor of Medicine degree from Pontifical Xavierian University in Bogota, Colombia. Dr. Sanchez practiced medicine for 5 years in Colombia.

Election of Officers and Family Relationships

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Board Composition

Our bylaws provide that our board of directors shall consist of between one and nine directors, which number shall be fixed from time to time by resolution of our board of directors. Currently our board of directors consists of Ron Bentsur, Kenneth Hoberman, James Oliviero, Juan Sanchez and Matthew Kaplan.

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

Board Committees

Our board of directors has established an audit committee and compensation committee, each of which operates pursuant to a charter adopted by our board of directors. Our board of directors may also establish other committees from time to time to assist the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Each committee already established has adopted a written charter that satisfies the applicable rules and regulations of the Sarbanes-Oxley Act, the SEC and Nasdaq Listing Rules, which is available on our website at www.nuvectis.com.

Audit Committee

Our audit committee consists of Kenneth Hoberman, Matthew Kaplan, Juan Sanchez and James Oliviero, with James Oliviero serving as chair. Our board of directors has determined that each member of the audit committee has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has determined James Oliviero qualifies as an “audit committee financial expert,” as defined under the applicable rules of the SEC. In making this determination, our board has considered prior experience, business acumen and independence. The audit committee’s responsibilities include:

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

Compensation Committee

Our compensation committee consists of Kenneth Hoberman, Matthew Kaplan, Juan Sanchez, and James Oliviero, with Kenneth Hoberman serving as chair. Our board of directors has determined that each of the members of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the Nasdaq independence requirements. The functions of this committee include, among other things:

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

Nominating and Corporate Governance Matters

Our board of directors does not currently have a nominating and corporate governance committee or other committee performing a similar function, nor do we have any formal written policies outlining the factors and process relating to the selection of nominees for consideration for membership on our board of directors by our directors or our stockholders. Our board of directors has adopted resolutions in accordance with the rules of The Nasdaq Stock Market authorizing a majority of our independent members to recommend qualified director nominees for consideration by the board of directors. Our board of directors believes that it is appropriate for us to not have a standing nominating and corporate governance committee because of a number of factors, including the number of independent members who want to participate in consideration of candidates for membership on our board of directors and in matters that relate to the corporate governance of our company. Our board of directors consists of five members, four of whom are independent. Our board of directors considered forming a nominating and corporate governance committee consisting of several of the independent members of our board of directors. Forming a committee consisting of less than all of the independent members was unattractive because it would have omitted the other independent members of our board of directors who wanted to participate in considering qualified candidates for board membership and to have input on corporate governance matters related to our company. Since our board of directors desired the participation in the nominations process of all of its independent directors, it therefore decided not to form a nominating and corporate governance committee and instead authorized a majority of the independent members of our board of directors to make and consider nominations for membership to our board of directors. The independent members of our board of directors do not have a nominating and corporate governance committee charter, but act pursuant to board of director resolutions as described above. Each of the members of our board of directors authorized to recommend director nominees is independent within the meaning of the current “independent director” standards established by The Nasdaq Stock Market rules. Our board of directors intends to review this matter periodically, and may in the future elect to designate a formal nominating and corporate governance committee.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct, that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on our website at www.nuvectis.com.

Insider Trading Policy

We have adopted an insider trading policy (the “Insider Trading Policy”), which governs the purchase, sale and other acquisitions and dispositions of Company securities by us and all our directors and employees. This policy is reasonably designed to promote compliance with insider trading laws, related rules and regulations and any applicable listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 5, 2024.

Policies and Practices Related to the Timing of Equity Awards

Our Compensation Committee has adopted a policy that prohibits timing or selecting grant dates of any stock options or stock-based awards in coordination with the release of material non-public information, which includes specific policies regarding the grant dates of equity awards for our executive officers and employees. In each case, the exercise price of any stock options (or base price of any SARs) granted must equal the closing price of our common stock on the grant date. Our Compensation Committee does not take into account material non-public information when determining the timing or terms of option or SAR awards, nor does the Company time disclosure of material non-public information for the purpose of affecting the value of executive compensation with such option or SAR awards. During the year ended December 31, 2025, we did not grant stock options or SARs to any named executive officer (“NEO”) during any period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Form 8-K that disclosed any material non-public information.

Policy Prohibiting Hedging and Pledging

Pursuant to our Insider Trading Policy, our officers, directors, and employees are prohibited from engaging in speculative trading, including hedging transactions or short sale transactions with respect to Company securities.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of the shares of our common stock to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of any Forms 3, 4 or 5 that they file. The SEC rules require us to disclose late filings of initial reports of stock ownership and changes in stock ownership by our directors, executive officers and 10% stockholders. Based solely on a review of copies of the Forms 3, 4 and 5 furnished to us by reporting persons and any written representations furnished by certain reporting persons, we believe that during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were completed in a timely manner , with the exceptions of Charles Mosseri-Marlio and Juan Sanchez. Mr. Mosseri-Marlio filed three (3) late reports on Form 4: one on May 9, 2025, representing two transactions that were not reported on a timely basis; one on June 20, 2025, representing one transaction that was not reported on a timely basis; and one on October 29, 2025, representing two transactions that were not reported on a timely basis. Dr. Sanchez filed one (1) late report on Form 3 on October 31, 2025, representing three transactions that were not reported on a timely basis, and one late (1) report on Form 4 on October 31, 2025, representing one transaction that was not reported on a timely basis.

Item 11.   Executive Compensation

Summary Compensation Table

The following table sets forth information concerning compensation paid by us to Mr. Bentsur, Dr. Poradosu, and Mr. Shemesh, our “named executive officers,” for their services rendered to us in all capacities during the years ended December 31, 2025 and 2024.

						Stock
		Salary				Awards(1)(2)		Total
Name and Principal Position	Year	($)		Bonus		($)		($)
Ron Bentsur, Chairman & CEO	2025	653,987	(3)	539,539	(5)	1,395,000	(2)	2,588,526
	2024	634,323	(4)	523,316	(5)	—		1,157,639
Enrique Poradosu, Chief Scientific & Business Officer	2025	483,381		265,860	(5)	837,000	(2)	1,586,241
	2024	468,847		257,866	(5)	1,088,100		1,814,813
Shay Shemesh, Chief Development and Operations Officer	2025	483,381	(3)	265,860	(5)	837,000	(2)	1,586,241
	2024	468,847		257,866	(5)	1,088,100		1,814,813

(1)	Reflects the aggregate grant date fair value of equity awards granted during the fiscal year calculated in accordance with FASB ASC Topic 718. Refer to Note 7 in the Notes to the Financial Statements included in this Annual Report on Form 10-K for information regarding the assumptions used to value these awards. The grant date fair value of the equity awards does not take into account any awards which vest upon certain corporate milestones when the “measurement date” for accounting purposes for such awards has not yet occurred and the fair value is uncertain. For such awards, stock-based compensation is measured and recorded if and when a milestone occurs, and the compensation for such awards are reflected in the table in such year the compensation is recorded.

(2)	In 2024, Dr. Poradosu, and Mr. Shemesh were granted 130,000, and 130,000 shares of restricted stock, respectively, which will vest two thirds on July 15, 2026 and one third on January 3, 2027. In 2025, Mr. Bentsur, Dr. Poradosu, and Mr. Shemesh were granted 250,000, 150,000, and 150,000 shares of restricted stock, respectively, which will vest one third on July 15, 2026, one third on January 2, 2027, and one third on January 2, 2028.

(3)	Reflects salary earned for 2025, of which $454,631 to Mr. Bentsur has not been paid, and $20,856 to Mr. Shemesh has not been paid.

(4)	Reflects salary earned for 2024, of which $634,323 to Mr. Bentsur has not been paid.

(5)	Reflects bonus awards earned in 2025 and 2024 upon the achievement of certain Company goals and objectives, which have not been paid.

Narrative to Summary Compensation Table

Overview

The following are our employment arrangements with our named executive officers:

Ron Bentsur

Annual Base Salary

On February 4, 2022, we entered into an employment agreement with Mr. Bentsur, pursuant to which he received an initial annual base salary of $575,000, paid monthly in equal installments. On an annual basis, the amount of Mr. Bentsur’s salary shall be increased by no less than the greater of (1) the amount determined by the Company’s Compensation Committee, or (2) the relevant consumer price index (“CPI”).

Annual Bonus

In 2024 and 2025, Mr. Bentsur received a bonus of $523,316 and $539,539, respectively, related to the achievement of certain Company goals and objectives, which have not been paid.

Equity Awards

In 2024, the Company did not award Mr. Bentsur any equity awards. In 2025, the Company awarded 250,000 shares of restricted stock to Mr. Bentsur, which vest one third on July 15, 2026, one third on January 2, 2027 and one third on January 2, 2028.

Termination Provisions

In the event that Mr. Bentsur is terminated without Cause, for Good Reason, upon a Change of Control “Transaction” (as such term is defined in the Company’s Global Equity Incentive Plan, as amended from time to time, or a successor plan), Death or Disability, as each such term is defined in Mr. Bentsur’s employment agreement, all unvested shares of restricted stock and options shall be immediately accelerated and become fully vested and unrestricted/exercisable. Upon termination for Cause, all unvested shares of restricted stock and options shall expire and terminate.

If Mr. Bentsur resigns for Good Reason or is terminated due to Death or Disability, Change of Control, or otherwise terminated without Cause, then Mr. Bentsur or his estate or beneficiaries, in the case of Death, will receive a one-time payment equal to two years of Mr. Bentsur’s then annual base salary, plus a bonus payment equal to the annual bonus earned in the preceding year (if not already paid), the pro rata portion of the target bonus earned in the current year, benefits and expense reimbursement due to Mr. Bentsur, payment in lieu of any accrued but unused vacation time, payment of any unreimbursed expenses, and continued coverage through the longest applicable limitations period under the Company’s directors and officers insurance policies, all such payments to be made within 60 days of the date of termination.

If Mr. Bentsur’s employment is terminated for Cause, he shall be entitled to receive (i) the unpaid portion of his base salary then in effect accrued through the effective date of the termination of his employment hereunder, and (ii) payment for any unused vacation days, which have accrued through the effective date of the termination of Mr. Bentsur’s employment, in each case to be paid within 30 days after such effective date.

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

Annual Bonus

In 2024 and 2025, Dr. Poradosu received a bonus of $257,866, and $265,860, respectively, related to the achievement of certain Company goals and objectives, which has not been paid.

Equity Awards

Dr. Poradosu is eligible for grants of equity awards under the Company’s long-term equity incentive plan. In 2024, the Company awarded 130,000 shares of restricted stock to Dr. Poradosu, which vest two thirds on July 15, 2026, and one third on January 3, 2027. In 2025, the Company awarded 150,000 shares of restricted stock to Dr. Poradosu, which vest one third on July 15, 2026, one third on January 2, 2027 and one third on January 2, 2028.

Termination Provisions

In the event that Dr. Poradosu is terminated without Cause, for Good Reason, upon a Change of Control “Transaction” (as such term is defined in the Company’s Global Equity Incentive Plan, as amended from time to time, or a successor plan), Death or Disability (as such terms are defined in Dr. Poradosu’s employment agreement) all unvested shares of restricted stock and options shall be immediately accelerated and become fully vested and unrestricted/exercisable. Upon termination for Cause, all unvested shares of restricted stock and options shall expire and terminate.

If Dr. Poradosu resigns for Good Reason or is terminated due to Death or Disability, Change of Control, or otherwise terminated without Cause, Dr. Poradosu or his estate or beneficiaries, in the case of Death, will receive a one-time payment equal to two years of Dr. Poradosu’s then annual Base Salary, plus a bonus payment equal to Dr. Poradosu’s annual bonus earned in the preceding year if not already paid, the pro rata portion of the target bonus earned in the current year, benefits and expense reimbursement due to Dr. Poradosu, payment in lieu of any accrued but unused vacation time, payment of any unreimbursed expenses, and continued coverage through the longest applicable limitations period under the Company’s directors and officers insurance policies, all such payments to be made within 60 days of the date of termination.

If Dr. Poradosu’s employment is terminated for Cause, he shall be entitled to receive (i) the unpaid portion of his base salary then in effect accrued through the effective date of the termination of his employment hereunder, and (ii) payment for any unused vacation days, which have accrued through the effective date of the termination of his employment, in each case to be paid within 30 days after such effective date.

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

Annual Bonus

In 2024 and 2025, Dr. Poradosu received a bonus of $257,866, and $265,860, respectively, related to the achievement of certain Company goals and objectives, which has not been paid.

Equity Awards

Mr. Shemesh is eligible for grants of equity awards under the Company’s long-term equity incentive plan. In 2024, the Company awarded 130,000 shares of restricted stock to Mr. Shemesh, which vest two thirds on July 15, 2026, and one third on January 3, 2027. In 2025, the Company awarded 150,000 shares of restricted stock to Mr. Shemesh, which vest one third on July 15, 2026, one third on January 2, 2027 and one third on January 2, 2028..

Termination Provisions

In the event that Mr. Shemesh is terminated without Cause, for Good Reason, upon a Change of Control “Transaction” (as such term is defined in the Company’s Global Equity Incentive Plan, as amended from time to time, or a successor plan), Death or Disability (as such terms are defined in the employment agreement) all unvested shares of restricted stock and options shall be immediately accelerated and become fully vested and unrestricted/exercisable. Upon termination for Cause, all unvested shares of restricted stock and options shall expire and terminate.

If Mr. Shemesh resigns for Good Reason or is terminated due to Death or Disability, Change of Control, or otherwise terminated without Cause, then Mr. Shemesh or his estate or beneficiaries, in the case of Death, will receive a one-time payment equal to two years of Mr. Shemesh’s then annual Base Salary, plus a bonus payment equal to the annual bonus earned in the preceding year if not already paid, the pro rata portion of the target bonus earned in the current year, plus benefits and expense reimbursement due to Mr. Shemesh, payment in lieu of any accrued but unused vacation time, payment of any unreimbursed expenses, and continued coverage through the longest applicable limitations period under the Company’s directors and officers insurance policies, all such payments to be made within 60 days of the date of termination.

If Mr. Shemesh’s employment is terminated for Cause, he shall be entitled to receive (i) the unpaid portion of his base salary then in effect accrued through the effective date of the termination of his employment hereunder, and (ii) payment for any unused vacation days, which have accrued through the effective date of the termination of his employment, in each case to be paid within 30 days after such effective date.

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

Outstanding Equity Awards as of December 31, 2025

The following table sets forth certain information concerning option awards and stock awards held by our Named Executive Officers as of December 31, 2025.

Stock Awards

				Equity Incentive Plan Awards:	Equity Incentive Plan Awards: Market
	Number of Shares		Market Value of Shares	Number of Unearned Shares,	or Payout Value of Unearned Shares,
	that Have Not Vested		that Have Not Vested(1)	Units or Other Rights That Have	Units or other rights That Have
Name	(#)		($)	Not Vested (#)	Not Vested ($)(1)
Ron Bentsur	96,759	(2)	730,530		—
	120,000	(3)	906,000		—
	210,000	(4)	1,585,500		—
	250,000	(6)	1,887,500		—
Enrique Poradosu	48,399	(2)	365,412		—
	60,000	(3)	453,000		—
	115,000	(4)	868,250		—
	130,000	(5)	981,500		—
	150,000	(6)	1,132,500		—
Shay Shemesh	48,399	(2)	365,412		—
	60,000	(3)	453,000		—
	115,000	(4)	868,250		—
	130,000	(5)	981,500		—
	150,000	(6)	1,132,500		—

(1)	Market value is based on $7.55 per share, the closing price of our common stock on the Nasdaq Capital Market on December 31, 2025, the last trading day of the fiscal year.

(2)	Reflects restricted stock awards granted upon the completion of a $15.3 million financing round in 2021, which will vest on July 15, 2026.

(3)	Reflects restricted stock awards granted upon the completion of the Company’s IPO, which will vest on July 15, 2026.

(4)	Reflects restricted stock awards granted by the Company, which will vest on July 15, 2026.

(5)	Reflects restricted stock awards granted by the Company, which will vest two thirds on July 15, 2026, and one third on January 3, 2027.

(6)	Reflects restricted stock awards granted by the Company, which will vest one third on July 15, 2026, one third on January 2, 2027, and one third on January 2, 2028.

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

2025 Director Compensation Table

The following table sets forth the cash and other compensation we paid to the non-employee members of our Board of Directors for all services in all capacities during 2025. Mr. Bentsur is the Chief Executive Officer of the Company and does not receive additional compensation for his service on the Board of Directors.

	Fees Earned	Stock		Option
	or Paid in	Awards		Awards		Total
Name	Cash ($)(1)	($)(2)		($)		($)
Kenneth Hoberman	60,000	795,600	(3)	144,060	(5)	999,660
Matthew Kaplan	50,000	795,600	(3)	144,060	(5)	989,660
James Oliviero	60,000	795,600	(3)	144,060	(5)	999,660
Juan Sanchez	12,500	178,500	(4)	—		191,000

(1)	Represents cash retainer for serving on our Board and committees of the Board.

(2)	Reflects the aggregate grant date fair value of restricted stock awards granted during the fiscal year calculated in accordance with FASB ASC Topic 718. Refer to Note 7 in the Notes to the Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2025, for information regarding the assumptions used to value these awards

(3)	On June 16, 2023, all non-employee directors, except Dr. Sanchez, received a grant of 18,000 restricted stock awards, which vest one third on each anniversary date until 2026. On June 13, 2024, all non-employee directors, except Dr. Sanchez, received a grant of 30,000 restricted stock awards, which vest one third on each anniversary date until 2027. On June 12, 2025, all non-employee directors, except Dr. Sanchez, received a grant of 30,000 restricted stock awards, which vest one third on each anniversary date until 2028.

(4)	On November 5, 2025, Dr. Sanchez received a grant of 30,000 restricted stock awards, which vest one third on each anniversary date until 2028.

(5)	All non-employee directors, except Dr. Sanchez, received a grant of 29,250 options for their initial equity grant during 2021, all of which are vested. In addition, 15,000 options were granted to the non-employee directors, except Dr. Sanchez, on April 1, 2022, which vest one third on each anniversary date until 2025. All of these options remained outstanding on December 31, 2025.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table shows information, as of February 6, 2026, concerning the beneficial ownership of our common stock by:

•	each person we know to be the beneficial owner of more than 5% of our common stock;
•	each of our current directors; and
•	each of our NEOs shown in our Summary Compensation Table.

ALL CURRENT DIRECTORS AND NEOS AS A GROUP

As of February 6, 2026, there were 26,491,702 shares of our common stock outstanding. In order to calculate a stockholder’s percentage of beneficial ownership, we include in the calculation those shares underlying options or warrants beneficially owned by that stockholder that are vested or that will vest within 60 days of February 6, 2026. Shares of restricted stock are deemed to be outstanding. Options or warrants held by other stockholders that are not attributed to the named beneficial owner are disregarded in this calculation. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares of our common stock. Unless we have indicated otherwise, each person named in the table below has sole voting power and investment power for the shares listed opposite such person’s name, except to the extent authority is shared by spouses under community property laws. The address of all directors and executive officers is c/o Nuvectis Pharma, Inc., 1 Bridge Plaza, Suite 275, Fort Lee, NJ 07024.

	Common Stock Beneficially Owned
	Number of	Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Named Executive Officers and Directors:
Ron Bentsur (1)	3,675,924	13.88%
Enrique Poradosu (2)	1,806,319	6.82%
Shay Shemesh (3)	1,793,068	6.77%
Michael Carson (4)	200,118	*
Kenneth Hoberman (5)	133,140	*
Matthew Kaplan (6)	124,760	*
James Oliviero (7)	87,828	*
Juan Sanchez (8)	59,484	*
All executive officers and directors as a group	7,880,641	29.75%

5% or Greater Stockholders:
Charles Mosseri-Marlio (9)	3,136,576	11.84%

(1)	This includes 96,759 shares of restricted stock granted to Mr. Bentsur on July 27, 2021, in connection with the closing of the $15.3 million Preferred A capital raise. These restricted shares vest on July 15, 2026. This also includes 120,000 shares of restricted stock granted to Mr. Bentsur on April 1, 2022, in connection with his employee agreement. These shares vest on July 15, 2026. This also includes 210,000, shares of restricted stock granted to Mr. Bentsur on January 12, 2023. These shares vest on July 15, 2026. This also includes 250,000 shares of restricted stock granted to Mr. Bentsur on January 2, 2025. These shares vest one third on July 15, 2026, one third on January 2, 2027 and one third on January 2, 2028. This includes 150,000 shares of restricted stock granted to Mr. Bentsur on January 6, 2026. These shares vest over a three-year period with one third vesting on each anniversary date of the grant.

(2)	This includes 48,399 shares of restricted stock granted to Dr. Poradosu on July 27, 2021, in connection with the closing of the $15.3 million Preferred A capital raise. These restricted shares vest on July 15, 2026. This also includes 60,000 shares of restricted stock granted to Dr. Poradosu on April 1, 2022, in connection with his employee agreement. These shares vest on July 15, 2026. This also includes 115,000 shares of restricted stock granted to Dr. Poradosu on January 12, 2023. These shares vest on July 15, 2026. This also includes 130,000 shares of restricted stock granted to Dr. Poradosu on January 3, 2024. These shares vest two thirds on July 15, 2026, and one third on January 3, 2027. This also includes 150,000 shares of restricted stock granted to Dr. Poradosu on January 2, 2025. These shares vest one third on July 15, 2026, one third on January 2, 2027 and one third on January 2, 2028. This includes 150,000 shares of restricted stock granted to Dr. Poradosu on January 6, 2026. These shares vest over a three-year period with one third vesting on each anniversary date of the grant.

(3)	This includes 48,399 shares of restricted stock granted to Mr. Shemesh on July 27, 2021, in connection with the closing of the $15.3 million Preferred A capital raise. These restricted shares vest on July 15, 2026. This also includes 60,000 shares of restricted stock granted to Mr. Shemesh on April 1, 2022, in connection with his employee agreement. These shares vest on July 15, 2026. This also includes 115,000 shares of restricted stock granted to Mr. Shemesh on January 12, 2023. These shares vest on July 15, 2026. This also includes 130,000 shares of restricted stock granted to Mr. Shemesh on January 3, 2024. These shares vest two thirds on July 15, 2026, and one third on January 3, 2027. This also includes 150,000 shares of restricted stock granted to Mr. Shemesh on January 2, 2025. These shares vest one third on July 15, 2026, one third on January 2, 2027 and one third on January 2, 2028. This includes 150,000 shares of restricted stock granted to Mr. Shemesh on January 6, 2026. These shares vest over a three-year period with one third vesting on each anniversary date of the grant.

(4)	This includes 27,300 shares of restricted stock granted to Mr. Carson on November 1, 2021. Two thirds of these restricted shares have vested (one third on each of the first two anniversaries of the grant date), and one third vest on November 1, 2024

(5)	This excludes 16,380 shares owned by the Hoberman Descendants Trust, to which Mr. Hoberman disclaims ownership. On July 19, 2021, Mr. Hoberman was granted 29,250 options vesting over a three-year period, one third each year, exercisable into common shares of the Company at a price of $3.05. 29,250 options are exercisable or will be exercisable within 60 days of April 15, 2024, and were included in the beneficial ownership calculation. On April 1, 2022, Mr. Hoberman was granted 15,000 options vesting over a three-year period with one third vesting on each anniversary date of the grant, exercisable into common shares of the Company at a price of $7.02. 15,000 options have become exercisable since April 1, 2022, and were included in the beneficial ownership calculation. On June 16, 2023, Mr. Hoberman was granted 18,000 of restricted stock vesting over a three-year period with one third vesting on each anniversary date of the grant. On June 13, 2024, Mr. Hoberman was granted 30,000 of restricted stock vesting over a three-year period with one third vesting on each anniversary date of the grant. On June 12, 2025, Mr. Hoberman was granted 30,000 of restricted stock vesting over a three-year period with one third vesting on each anniversary date of the grant.

(6)	On September 2, 2021, Mr. Kaplan was granted 29,250 options vesting over a three-year period, one third each year, exercisable into common shares of the Company at a price of $3.05. 19,500 options are exercisable or will be exercisable within 60 days of April 15, 2024, and were included in the beneficial ownership calculation. On April 1, 2022, Mr. Kaplan was granted 15,000 options vesting over a three-year period with one third vesting on each anniversary date of the grant, exercisable into common shares of the Company at a price of $7.02. 10,000 options have become exercisable since April 1, 2022, and were included in the beneficial ownership calculation. On June 16, 2023, Mr. Kaplan was granted 18,000 of restricted stock vesting over a three-year period with one third vesting on each anniversary date of the grant. On June 13, 2024, Mr. Kaplan was granted 30,000 of restricted stock vesting over a three-year period with one third vesting on each anniversary date of the grant. On June 12, 2025, Mr. Kaplan was granted 30,000 of restricted stock vesting over a three-year period with one third vesting on each anniversary date of the grant.

(7)	On July 6, 2021, Mr. Oliviero was granted 29,250 options vesting over a three-year period, one third each year, exercisable into common shares of the Company at a price of $3.05. 19,500 options are exercisable or will be exercisable within 60 days of April 15, 2024, and were included in the beneficial ownership calculation. On April 1, 2022, Mr. Oliviero was granted 15,000 options vesting over a three-year period with one third vesting on each anniversary date of the grant, exercisable into common shares of the Company at a price of $7.02. 10,000 options have become exercisable since April 1, 2022, and were included in the beneficial ownership calculation. On June 16, 2023, Mr. Oliviero was granted 18,000 of restricted stock vesting over a three-year period with one third vesting on each anniversary date of the grant. On June 13, 2024, Mr. Oliviero was granted 30,000 of restricted stock vesting over a three-year period with one third vesting on each anniversary date of the grant. On June 12, 2025, Mr. Oliviero was granted 30,000 of restricted stock vesting over a three-year period with one third vesting on each anniversary date of the grant.

(8)	On November 5, 2025, Dr. Sanchez was granted 30,000 of restricted stock vesting over a three-year period with one third vesting on each anniversary date of grant.

(9)	The address of Charles Mosseri-Marlio is 27 Ripplevale Grove, London N1 1HS, UK. Share ownership reported above is based on a Form 4 filed by Charles Mosseri-Marlio on October 29, 2025.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

RELATED-PERSON TRANSACTIONS

Since inception, we have not been involved in a transaction or series of similar transactions that:

•	the amount involved exceeded or exceeds $120,000 or 1% of the average of our total assets as of December 31, 2025 and 2024; and

•	any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

Policies and Procedures for Transaction with Related Persons

Our board of directors adopted a written related person transaction policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 or 1% of the average of our total assets as of December 31, 2025, and 2024, and a related person had or will have a direct or indirect material interest, including without limitation purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction.

Director Independence

Our board of directors has determined that Kenneth Hoberman, Matthew Kaplan, Juan Sanchez and James Oliviero are independent directors. In making this determination, our board of directors applied the standards set forth in the rules of Nasdaq and in Rule 10A-3 under the Exchange Act. Our board of directors considered all relevant facts and circumstances known to it in evaluating the independence of these directors, including their current and historical employment, any compensation we have given to them, any transactions we have with them, their beneficial ownership of our capital stock, their ability to exert control over us, all other material relationships they have had with us and the same facts with respect to their immediate families.

Although there is no specific policy regarding diversity in identifying director nominees, the board of directors seek the talents and backgrounds that would be most helpful to us in selecting director nominees.

Item 14.   Principal Accountant Fees and Services

The following table presents the aggregate fees billed to the Company for professional services rendered by Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited for the years ended December 31, 2025 and 2024.

	2025	2024
Audit Fees(1)	$223,860	$196,768
Audit-Related Fees(2)	121,000	18,000
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$344,860	$214,768

(1)	Audit Fees consist of fees billed for professional services rendered in connection with the audit of our annual financial statements included in our Annual Reports on Form 10-K for those two fiscal years, the review of our financial statements included in our Quarterly Reports on Form 10-Q during those two fiscal years, and other services provided in connection with registration statements.

(2)	For the year ended December 31, 2025 and 2024, audit-related fees pertained to services rendered in connection with procedures required for filings with the SEC.

(3)	During the fiscal years ended December 31, 2025 and 2024, we were not billed by Kesselman & Kesselman for any fees for professional services rendered for tax compliance, tax advice, and tax planning services.

(4)	During the fiscal years ended December 31, 2025 and 2024, we were not billed by Kesselman & Kesselman for any fees for services, other than those described above, rendered to us for those two fiscal years.

Audit Committee Pre-Approval Policies

In accordance with the requirements of the Sarbanes-Oxley Act and applicable SEC rules, the audit committee has established policies and procedures for the pre-approval of all audit and permissible non-audit services provided by the independent auditor.

Under these policies and procedures, proposed services must be submitted to the audit committee for consideration and specific pre-approval. The Chairman of the audit committee or determined delegate shall have the authority to give verbal or written pre-approval or approval to the Company’s independent auditors with respect to all audit and non-audit related services that the auditors provide to the Company before the engagement begins, unless applicable rules and regulations allow otherwise. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)Financial Statements.

The following financial statements are filed as part of this report:

NUVECTIS PHARMA INC.

INDEX TO FINANCIAL STATEMENTS

U.S. DOLLARS

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Nuvectis Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nuvectis Pharma, Inc. (the "Company") as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the result of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

February 11, 2026

We have served as the Company’s auditor since 2021.

Kesselman & Kesselman, 146 Derech Menachem Begin St. Tel-Aviv 6492103, Israel,
P.O Box 7187 Tel-Aviv 6107120, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

NUVECTIS PHARMA, INC.

BALANCE SHEETS

(USD in thousands, except per share and share amounts)

	December 31,
	2025	2024
Assets
CURRENT ASSETS
Cash and cash equivalents	$31,634	$18,533
Other current assets	75	74
TOTAL CURRENT ASSETS	31,709	18,607

TOTAL ASSETS	$31,709	$18,607

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES
Accounts payables	$6,274	$2,498
Accrued liabilities	115	840
Employee compensation and benefits	6,907	5,556
TOTAL CURRENT LIABILITIES	13,296	8,894
TOTAL LIABILITIES	13,296	8,894

COMMITMENTS AND CONTINGENCIES, see Note 3

SHAREHOLDERS’ EQUITY, see Note 6

Common Shares, $0.00001 par value – 60,000,000 shares authorized as of December 31, 2025, and December 31, 2024, 25,676,798, and 19,495,683 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively

	*	*
Additional paid in capital	118,100	82,958
Accumulated deficit	(99,687)	(73,245)
TOTAL SHAREHOLDERS’ EQUITY	18,413	9,713
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,709	$18,607

*     Represent amount lower than $1,000 USD.

The accompanying notes are an integral part of these financial statements.

NUVECTIS PHARMA, INC.

STATEMENT OF OPERATIONS

(USD in thousands, except per share and share amounts)

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024
OPERATING EXPENSES
Research and development	$18,153	$12,918
General and administrative	9,421	6,929

OPERATING LOSS	(27,574)	(19,847)
Finance income	1,132	847

NET LOSS	$(26,442)	$(19,000)
EFFECT OF WARRANTS MODIFICATION, see Note 6	(2,429)	—
TOTAL NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(28,871)	(19,000)
BASIC AND DILUTED NET LOSS PER COMMON SHARE OUTSTANDING, see Note 8	$(1.32)	$(1.11)
Basic and diluted weighted average number of common shares outstanding	21,812,716	17,113,169

The accompanying notes are an integral part of these financial statements.

NUVECTIS PHARMA, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(USD in thousands, except share amounts)

	Common Shares		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2023	17,418,886	*	$66,446	$(54,245)	$12,201
Issuance of restricted share awards	572,527	*	—	—	—
Issuance of common shares, net of offering costs of $382 - At-the-market	1,504,270	*	11,654		11,654
Share-based payments		*	4,858		4,858
Net loss				(19,000)	(19,000)
BALANCES AT DECEMBER 31, 2024	19,495,683	*	$82,958	$(73,245)	$9,713
Issuance of restricted share awards	1,080,087	*	—	—	—
Issuance of common shares, net of offering costs of $548 - At-the-market	1,996,028	*	15,137		15,137
Issuance of common shares, net of offering costs of $1,552 - Public Offering	3,105,000		13,973		13,973
Share-based payments		*	6,032		6,032
Net loss				(26,442)	(26,442)
BALANCES AT DECEMBER 31, 2025	25,676,798	*	$118,100	(99,687)	$18,413

*     Represent amount lower than $1,000 USD.

The accompanying notes are an integral part of these financial statements.

NUVECTIS PHARMA, INC.

STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

	December 31,	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,442)	$(19,000)
Adjustments to reconcile loss to net cash used in operating activities: Cost of share-based payments	6,032	4,858
Changes in operating assets and liabilities:
Increase in other current assets	(1)	(15)
Increase/(decrease) in accounts payable	3,776	(273)
(Decrease)/increase in accrued liabilities	(725)	425
Increase in employee compensation and benefits	1,351	1,758
Net cash used in operating activities	(16,009)	(12,247)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares - At-the market offering	15,685	12,036
Issuance costs related to At-the-market offering	(548)	(382)
Proceeds from public offering	15,525	—
Issuance costs related to public offering	(1,552)	—
Net cash provided by financing activities	29,110	11,654
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	13,101	(593)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$18,533	$19,126
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,634	$18,533

The accompanying notes are an integral part of these financial statements.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses since its inception and had an accumulated deficit of $99.7 million as of December 31, 2025. The Company had cash and cash equivalents of $31.6 million as of December 31, 2025 and has not generated positive cash flows from operations. To date, the Company has been able to fund its operations primarily through the issuance and sale of common shares and redeemable convertible preferred shares.

During the year ended December 31, 2025, the Company sold a total of 1,996,028 shares of common stock under the ATM for aggregate total gross proceeds of approximately $15.7 million at an average selling price of $7.86 per share, resulting in net proceeds of approximately $15.2 million after deducting commissions and other transaction costs.

On February 5, 2025, the Company sold 3,105,000 shares of common stock with aggregate gross proceeds of approximately $15.5 million at a sales price of $5.00 per share, resulting in approximate net proceeds of $13.9 million after deducting underwriter commissions and other transaction costs including a $0.4 million payment due to the UoE related to a fundraising event in the license agreement.

Based on management’s cash flow projections, the Company believes that the Company’s currently available cash and cash equivalents as of December 31, 2025 is sufficient to fund the Company’s planned operations for a period greater than 12 months from the issuance of these financial statements. The Company will need to raise additional capital in order to complete the clinical trials aimed at developing the product candidates until obtaining its regulation and marketing approvals. There can be no assurances that the Company will be able to secure such additional financing if at all, or at terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, or reduce our products’ development, clinical trials, commercialization efforts or other operations, or even close down or liquidate.

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

The Company did not recognize foreign currency transaction gains or losses in the years ended December 31, 2025 and December 31, 2024.

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

In accordance with Accounting Standards Codification (“ASC”) 842, Leases, the Company defines a short-term lease if a lease has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. At the inception of the lease and as of December 31, 2025, the Company determined all leases were classified as short-term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term in general and administrative. The operating lease costs for 2025 and 2024 were $34 thousand and $14 thousand, respectively.

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

Management applies the guidance in ASC 450-20-25 when assessing losses resulting from contingencies. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is recorded as accrued expenses in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material are disclosed. As of December 31, 2025, and December 31, 2024, no contingent liabilities have been recognized.

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

The money market accounts as of December 31, 2025 and 2024 totaling $30.8 million and $18.2 million, respectively, are included in cash and cash equivalents and are considered Level 1.

During the years ended December 31, 2025 and 2024, respectively, there were no transfers between fair value measure levels. The Company had no financial assets and liabilities measured at fair value as of December 31, 2025 and 2024, respectively. Other financial instruments consist mainly of cash and cash equivalents, other current assets, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

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

If the warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common shares and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income (expense), net in the statements of operations. Equity-classified warrants are accounted for at consideration received on the issuance date with no changes in fair value recognized after the issuance date. As of December 31, 2025 and 2024, respectively, all of the Company’s outstanding warrants are equity-classified warrants. (See Note 6d.)

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

In September 2025, the FASB issued ASU 2025-07 “Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract”. The ASU excludes from the derivative accounting certain non-exchange-traded contracts with contracts with underlying that are based on operations or activities specific to one of the parties to the contract. Further, the ASU clarifies that an entity should apply the guidance in ASC 606 to a contract with share-based noncash consideration. The guidance in other Topics (such as ASC 815 or ASC 312) does not apply to such consideration unless and until the entity’s right to receive or retain the consideration is unconditional. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within those annual periods. Early adoption is permitted. The amendment can be applied either prospectively to new contracts entered into on or after the date of adoption or on a modified retrospective basis through cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption.  The Company is in the process of evaluating the effects of the ASU on its contracts.

NOTE 3 – RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consisted of the following (in thousands):

	For the year ended	For the year ended
	December 31,	December 31,
	2025	2024
Employee compensation and benefits	$7,966	$6,892
Clinical expense	5,461	4,330
License fee	2,438	5
Manufacturing	2,131	1,535
Professional services and other	157	156
Total research and development expenses	$18,153	$12,918

NOTE 4 – GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses consisted of the following (in thousands):

	For the year ended	For the year ended
	December 31,	December 31,
	2025	2024
Professional and consulting services	$5,253	$3,462
Employee compensation and benefits	2,421	2,091
Insurance	599	606
Travel	687	410
Other	461	360
Total general and administrative expenses	$9,421	$6,929

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

a.	License agreement

CRT Pioneer Fund License Agreement

In May 2021, the Company entered into a worldwide, exclusive license agreement with the CRT Pioneer Fund for CP800 and any of its derivatives, (collectively, the “CP800 Program”). CP800, now referred to as NXP800, is a small molecule drug candidate that the Company believes can be applied to a broad range of cancers. Prior to licensing by the Company, CRT was the commercial owner of the CP800 Program, which it acquired from the Institute of Cancer Research in London, UK (“ICR”). The ICR is a world-renowned research institute focused on the discovery and preclinical development of cancer therapeutics pursuant to the license agreement, the Company has an obligation to pay success-based milestones and royalties to CRT, as follows: 1) pre-approval milestone payments of up to approximately $26.5 million including an upfront nonrefundable payment of $3.5 million and $1.0 million in patient recruitment milestones which has already been paid; 2) regulatory approval and commercial sales milestones of up to $178 million (in addition to the above $26.5 million); and 3) mid-single digit to 10% royalties on a tiered basis on net sales.

On March 31, 2022, the Company and ICR revised the license agreement for research and development support to a total of $865,000 (to allow for additional research activities). As of December 31, 2025 and 2024, no research and development expenses were recognized, due to the uncertainty related to the achievement of these events or milestones. As of December 31, 2025, all research and development support had been expensed in prior years.

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

For the years ended December 31, 2025 and 2024, the Company paid no license fees associated with the achievement of certain milestones. These expenses would be recorded as research and development expenses. Any potential future research support, milestone or royalty payment amounts have not been accrued at December 31, 2025 and 2024 due to the uncertainty related to the achievement of these events, milestones or commitments to additional research.

University of Edinburgh License Agreement

In August 2021, the Company entered into a worldwide, exclusive license agreement with the University Court of the University of Edinburgh (“Edinburgh” or “University” or “Parties” or “UoE”) for the second drug candidate, referred to as NXP900.

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

The Parties wished to enter into this Agreement to set out the terms for the provision of such funding by the company and the terms of the development collaboration formed between the Parties. In consideration of the obligations of Edinburgh, the Company shall pay the Project Costs in the amount of $772,000, payable over 18 months. As of December 31, 2025, UoE’s research and development as described above has not yet begun and therefore no expenses were recorded in the financial statements.

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

For the year ended December 31, 2025, the Company expensed $2.0 million in fees related to the achievement of certain milestones and paid $0.4 million for the public offering. For the year ended December 31, 2024, the Company did not pay any fees related to the achievement of certain milestones and associated with the private placement. During the years ended December 31, 2025 and 2024, respectively, these expenses, if any, were recorded as research and development expenses. Through December 31, 2025, the Company has paid UoE $1.2 million of the total $3.0 million related to the fund-raising commitment. Any potential future research support, milestone or royalty payment amounts have not been accrued at December 31, 2025 and 2024 due to the uncertainty related to the achievement of these events, milestones or commitments to additional research.

b.	Contingencies

As of December 31, 2025, and 2024, no contingent liabilities have been recognized.

NOTE 6 – SHAREHOLDERS’ EQUITY:

a.	Private Placement in Public Entity

On July 29, 2022, the Company closed a private placement offering (the “July Private Placement”), pursuant to the terms and conditions of a Securities Purchase Agreement (the “Agreement”), dated July 27, 2022. In connection with the July Private Placement, the Company issued 1,015,598 shares of common shares (the “Shares”), pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 909,091 shares of common shares and preferred investment options (the “Preferred Investment Options”) to purchase up to an aggregate of 1,924,689 shares of common shares. The purchase price of each Share and each Pre-Funded Warrant was the $8.25.  The purchaser received one Preferred Investment Option for no consideration, with each Share or Pre-Funded Warrant purchased. The Pre-Funded Warrants had an exercise price of $0.001 per share, were exercisable on or after August 24, 2022, and are exercisable until the Pre-Funded Warrants were exercised in full. The Preferred Investment Options became exercisable on January 23, 2023 and are exercisable at any time on or after January 23, 2023 through January 29, 2026, at an exercise price of $9.65 per share, subject to certain adjustments as defined in the Agreement. On July 15, 2025, the exercise period of the Preferred Investment Options was extended to January 29, 2028, with the other terms remaining unchanged. The effect of the change in terms resulted in an incremental fair value of the Preferred Investment Options of $2.4 million. It was treated as a reduction of income (increase of net loss) available to common stockholders in basic loss per share in accordance with the guidance in paragraph 260-10-45-15 (see Note 8). As of December 31, 2025, 1,001,091 Preferred Investment Options were exercised for $8.9 million, net of fees. As of December 31, 2025, 923,598 Preferred Investment Options are exercisable. The Company agreed to pay the placement agent a fee and management fee equal to 7.0% and 1.0%, respectively, of the aggregate gross proceeds from the July Private Placement. In addition, the Company issued warrants to the placement agent to purchase up to 115,481 shares of common shares. The placement agent warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $10.31. The Preferred Investment Options, the Pre-Funded Warrants, and the placement agent warrants are collectively referred to as the “Private Placement Warrants”. As of December 31, 2025, no additional placement warrants were exercised except for the 2023 exercises. As of December 31, 2023, 79,104 placement agent warrants were exercised for which the Company received $0.8 million. As of December 31, 2025, 36,377 placement agent warrants are exercisable.

b.	At-the-Market Agreement

On March 17, 2023, the Company filed a shelf registration statement on Form S-3 (the “S-3”), which was declared effective on March 29, 2023. Under the S-3, the Company may sell up to a total of $150 million of its securities. In connection with the S-3, the Company entered into an At-the-Market agreement (“ATM”) with an investment bank (“Agent”) relating to the sale of common shares. Under the ATM, the Company pays the Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any common shares. On April 30, 2025, the Company terminated the Agent’s ATM agreement. On May 9, 2025, the Company entered into an At-the-Market agreement with new investment bank and under this agreement, the Company pays the investment bank a commission rate of up to 3.0% of the gross proceeds.

During the years ended December 31, 2025 and 2024, the Company sold a total of 1,996,028 and 1,504,270 shares of common shares under the ATM for aggregate total gross proceeds of approximately $15.7 million and $12.0 million at an average selling price of $7.86 and $8.00 per share, resulting in net proceeds of approximately $15.2 and $11.7 million after deducting commissions and other transaction costs, respectively.

c.	Public Offering

During February 2025, the Company completed a public offering in which it sold 3,105,000 shares of common stock at $5.00 per share, receiving net proceeds of $14.0 million after deducting underwriting discounts and commissions of $1.1 million and other offering expenses of $0.4 million.

d,	Rights of the Company’s common shares

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

As of December 31, 2025, no dividends have been declared.

NOTE 7 – SHARE BASED PAYMENTS

a.	Share Based Payments

In January 2023, the Company granted 43,500 options with an exercise price of $7.51 per share, to a service provider, which will become exercisable between January 19, 2023, and January 18, 2025, into common shares based on the achievement of service condition, market condition or performance condition. During the year ended December 31, 2023, 2,792 options were exercised. Market and Performance conditions were achieved by December 31, 2025, thus all remaining 40,708 options are exercisable as of December 31, 2025.

In February 2022, the Company granted to the underwriter of the IPO 128,000 fully vested warrants upon the IPO, exercisable into common shares with an exercise price of $6.25 per share for 5 years after the grant date. As of December 31, 2023, IPO warrants totaling 105,920 were exercised for $0.7 million. As of December 31, 2025 and 2024, no additional IPO warrants were exercised.

In July 2022, the Company granted to the private placement agent of the July Private Placement, 115,481 warrants which become exercisable any time between January 23, 2023 and January 29, 2026, into common shares with an exercise price of $10.31 per share. As of December 31, 2023, 79,104 placement agent warrants were exercised for which the Company has received $0.8 million. As of December 31, 2025 and 2024, no additional placement agent warrants were exercised.

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

Mr. Ron Bentsur, Dr. Enrique Poradosu and Mr. Shay Shemesh will be eligible for fully vested common shares equal to 1%, 0.5% and 0.5%, respectively, of the then fully diluted share count when the Company reaches an average capitalization over a 30-day period of $350 million or higher.  As of December 31, 2025, the market capitalization has not been achieved.

Options

The following table summarizes the Company’s option activity for the year ended December 31, 2025, for the 2021 Incentive Plan:

			Weighted
	Number of	Weighted average	average	Aggregated
	shares under	exercise price per	remaining	intrinsic value
	option	option	life	(in thousands)
Balance, December 31, 2024	348,281	$4.59	6.94	$286
Granted	—	-
Exercised	—	-
Forfeited	—	-
Outstanding – December 31, 2025	348,281	$4.59	5.94	$1,031
Exercisable – December 31, 2025	348,281

As of December 31, 2025, there are no unrecognized share-based compensation expense related to unvested options.

Restricted Share Awards

Restricted stock awards (RSAs) have been granted to employees and directors. The value of an RSA is based on the Company’s stock price on the date of grant.  The shares underlying the RSAs are issued on the grant date. The Company has granted RSAs pursuant to the 2021 plan.

The following table summarizes the Company’s RSA activity for the year ended December 31, 2025, as described above from the 2021 Incentive Plan:

		Weighted	Weighted average	Aggregated
	Number of	average grant	contractual term	intrinsic value
	shares	date fair value	(in years)	(in thousands)
Balance, December 31, 2024	1,365,769	$8.21	1.27	$7,389
Granted	1,080,087	6.25
Forfeited
Vested	(205,290)
Outstanding – December 31, 2025	2,240,566	$7.39	0.78	$16,916
Expected to vest – December 31, 2025	2,240,566	$7.39	0.78	$16,916

As of December 31, 2025, there was $3.4 million of total unrecognized compensation cost related to RSAs that is expected to be recognized over a weighted average period of 1.3 years.

The total fair value of RSAs vested for the year ended December 31, 2025, was $1.5 million.

On January 2, 2025, the Company issued 250,000 RSAs to Mr. Ron Bentsur and 150,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh (the “January 2025 Grants”). These RSAs vest over three years, with one-third vesting on each anniversary of the date of the grant, conditioned upon their continuing service.

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

For the period ended December 31, 2025, the Company recognized expenses of $2.5 million as part of the general and administrative expenses and $3.5 million as part of the research and development expenses.

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

	For the year ended
	December 31, 2025	December 31, 2024

Net loss	$(26,442)	$(19,000)
Effect of warrants modification, see Note 6	(2,429)	—
Total net loss attributable to common shareholders	$(28,871)	$(19,000)
Basic and diluted net loss per common share	(1.32)	(1.11)
Weighted average of common shares outstanding	21,812,716	17,113,169

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of Ordinary Shares in issue during the year.

	For the year ended
	December 31, 2025	December 31, 2024
Weighted average of common shares	24,147,081	18,525,902
Average unvested RSAs	(2,334,365)	(1,412,733)
Weighted average of common shares outstanding	21,812,716	17,113,169

b.	Diluted

As of December 31, 2025 and 2024, respectively, the Company excluded potentially dilutive securities from the calculation of diluted net loss per Ordinary Share because their effects would have been anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per Ordinary Share because their effect would have been anti-dilutive for the years presented:

	For the year ended	For the year ended
	December 31,	December 31,
	2025	2024
Common shares issuable in relation to:
Warrants	159,870	159,870
Options	348,281	348,281
Unvested RSA *	2,434,123	1,559,326

*	Includes 193,557 of RSAs granted outside of the Incentive Plan see explanation in Note 7.

NOTE 9 – SEGMENT REPORTING:

a.	The Company operates in one reportable segment: clinical development. The clinical development segment facilitates the development of potential new drug compounds, and its business is unified for the purposes of valuation of its performance.

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

Significant segment expenses are presented in the Company’s statements of operations. Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s statements of operations, are presented below:

	For the Year Ended December 31,
	2025	2024
R&D Employee Expenses	$7,966	$6,892
R&D Clinical Trial Expenses	5,461	4,330
R&D Professional Fees	157	156
R&D Manufacturing	2,131	1,535
R&D License Fees	2,438	5
G&A Professional Fees	5,253	3,462
G&A Employee Expenses	2,421	2,091
G&A Insurance	599	606
Other Segment Items *	16	(77)
Segment Loss	$26,442	$19,000

* - Other Segment Items included in net loss includes interest income, travel and entertainment expenses, printing and information technology expenses.

NOTE 10 – INCOME TAXES:

a.	The Company has not recorded an income tax benefit for years ended December 31, 2025 and 2024, respectively. The Company has incurred net pre-tax losses in the United States only for all periods presented. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

On July 4, 2025, the enactment of the One Big Beautiful Bill Act ("OBBBA") into law, marked a significant legislative development, resulting in substantial modifications to the U.S. tax code. The OBBBA influences multiple facets of taxation, including, but not limited to, maintaining the 21 percent corporate tax rate and makes permanent many of the beneficial expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017, including the immediate expensing of domestic research and development expenditures, more favorable interest deductibility and 100 percent bonus depreciation with effective dates in 2025. Revisions to the international tax framework are effective in 2026. The income taxes reported for the year ended December 31, 2025 incorporate all relevant tax provisions of this new law.

b.	Tax Rates:

Income of the Company is taxed according to the federal tax laws in the US and the relevant state laws. The U.S tax rate in 2025 and 2024 is 26.9% comprising U.S statutory tax rates of 21% and state tax rate of 5.9%. For the years ended years ended December 31, 2025 and 2024, the Company’s effective tax rate is below the federal statutory income tax rate of 21% primarily due to state income taxes, net of federal benefit and the Company’s position to establish a full valuation allowance on its deferred tax assets.

c.	Corporate Taxation in the U.S.

The applicable corporate tax rate for the Company is 21%.

As of December 31, 2025, the Company has an accumulated tax loss carryforward of approximately $56.1 million (as of December 31, 2024, $43.0 million). Under U.S. tax laws, subject to certain limitations, carryforward tax losses originating in tax year have no expiration date, but they are limited to 80% of the company’s taxable income in any given tax year.

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

The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of	As of
	December 31, 2025	December 31, 2024
	(in thousands USD)	(in thousands USD)
Deferred tax asset:
Net operating loss carry forward	15,132	11,616
Share Compensation	5,165	3,542
Research and Development credits	52	52
Accruals and reserves	6,227	4,318
Total deferred tax assets	26,576	19,528
Valuation allowance	(26,576)	(19,528)
Deferred tax assets recognized	—	—

As the achievement of required future taxable income is not likely, the Company recorded a full valuation allowance. The following table presents a reconciliation of the beginning and ending valuation allowance:

	As of	As of
	December 31, 2025	December 31, 2024
	(in thousands USD)	(in thousands USD)
Balance at beginning of the year	19,528	14,491
Additions to valuation allowance	7,048	5,037

Balance at end of the year	26,576	19,528

NOTE 11 – RELATED PARTY TRANSACTIONS:

a.	As for related party transactions regarding equity grants, see Note 7 and Note 12.

NOTE 12 – SUBSEQUENT EVENTS:

a.	On January 6, 2026, the Company issued 150,000 RSAs to Mr. Ron Bentsur, Dr. Enrique Poradosu and Mr. Shay Shemesh each.

b.	On January 6, 2026, the vesting of the January 2025 Grants to Mr. Bentsur, Dr. Enrique Poradosu, and Mr. Shay Shemesh first 1/3 vesting of the grant was extended to July 15, 2026; the second vesting remained at January 12, 2027, and the third vesting remained at January 12, 2028.

c.	On January 6, 2026, the vesting of the January 2024 Grants to Dr. Enrique Poradosu and Mr. Shay Shemesh first and second 1/3 vesting of the grant was extended to July 15, 2026, and the third vesting remained at January 12, 2026.

d.	On January 6, 2026, the vesting of the July 2021 Grants, April 2022 Grants, and January 2023 Grants to Mr. Ron Bentsur, Dr. Enrique Poradosu and Mr. Shay Shemesh was extended to July 15, 2026.

(b)Exhibits.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Nuvectis Pharma, Inc., filed as exhibit 3.1 to the Form 8-K filed on February 4, 2022 and incorporated herein by reference.

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

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 11th day of February 2026.

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

Signature	Title	Date

/s/ Ron Bentsur	Chairman, Chief Executive Officer and President
Ron Bentsur	(Principal Executive Officer)	February 11, 2026

/s/ Michael J Carson	Vice President of Finance
Michael J Carson	(Principal Financial and Accounting Officer)	February 11, 2026

/s/ Kenneth Hoberman
Kenneth Hoberman	Director	February 11, 2026

/s/ James F. Oliviero III
James F. Oliviero III	Director	February 11, 2026

/s/ Matthew L. Kaplan
Matthew L. Kaplan	Director	February 11, 2026

/s/ Juan Sanchez
Juan Sanchez	Director	February 11, 2026