Form 10-Q
period 2026-03-31
Nuvectis Pharma, Inc.
filed 2026-05-05
CIK 1875558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 1, 2026
Common Stock, $0.00001 par value	26,525,533

NUVECTIS PHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2026

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

Risks Related to our Financial Condition and Capital Requirements

●	We have a limited operating history, and have initiated and completed only a limited number of clinical trials with a small number of patients. We do not have any products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
●	We have incurred losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery or identification, preclinical and clinical development, regulatory approval, and commercialization of our current or future product candidates.
●	Tariffs and other trade measures could adversely affect our business, results of operations, financial position, and cash flows.
●	We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce, or eliminate our research or product development program, any future commercialization efforts, or other operations.

Risks Related to the Development of our Product Candidates

●	We are substantially dependent on the success of our product candidate, NXP900.
●	Clinical trials are very expensive, time consuming and difficult to design and implement, and involve uncertain safety, tolerability and efficacy outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. Our current or future product candidates may not have favorable results in early or later clinical trials, if any, or receive regulatory approval.
●	If we fail to demonstrate safety and/or efficacy for any or all of our current or future product candidates, we may need to terminate development programs, which may harm our reputation and the business.
●	The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for NXP900 or any future product candidate.
●	If we are unable to obtain or maintain regulatory approval for our product candidates and ultimately cannot commercialize one or more of them, or experience significant delays in doing so, our business will be materially harmed.

Risks Related to Government Regulation

●	Denial of or delay in our receipt of required regulatory approvals may prevent or delay development and/or commercialization of our current or future product candidates, and our ability to generate revenue may be materially impaired.

●	Even if we receive regulatory approval for our current or future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory oversight, which may result in significant additional expense, and we may be subject to regulatory enforcement action if we fail to comply with regulatory requirements or experience unanticipated problems with our current or future product candidates.

Risks Related to our Intellectual Property

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents are not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully develop and/or commercialize our products and technology may be adversely affected.

Risks Related to our Reliance on Third Parties

●	The manufacturing of our current product candidate is complex. Our third-party manufacturers may encounter difficulties or interruptions for various reasons, which could delay or entirely halt their ability to manufacture any of our current or future product candidates for clinical trials or, if approved, for commercial sale.
●	We plan to rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our current or future product candidates.

Risks Related to Managing Growth and Employee Matters

●	Our future success depends on our ability to retain our executive officers and key employees and to attract, retain and motivate qualified personnel and manage our human capital.
●	We currently have 12 full-time employees and will need to grow the size and capabilities of our organization. We may experience difficulties in managing this growth.

Risks Related to Commercial Activities

●	If any of our current or future product candidates do not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues from any such current or future product candidate may be limited.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our current or future product candidates.

Risks Related to Ownership of our Common Stock

●	We do not know whether an active, liquid, and orderly trading market will be maintained for our Common Stock or what the market price of our Common Stock will be, and, as a result, it may be difficult for you to sell your shares of our Common Stock.

●	We do not intend to pay dividends on our Common Stock in the foreseeable future, so any returns will be limited to the value of our stock, which may be volatile.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVECTIS PHARMA, INC.

CONDENSED BALANCE SHEETS

(USD in thousands, except per share and share amounts)

(unaudited)

	March 31,	December 31,
	2026	2025
Assets
CURRENT ASSETS
Cash and cash equivalents	$25,130	$31,634
Other current assets	268	75
TOTAL CURRENT ASSETS	25,398	31,709

TOTAL ASSETS	$25,398	$31,709

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES
Accounts payable	$4,695	$6,274
Accrued liabilities	36	115
Employee compensation and benefits	6,447	6,907
TOTAL CURRENT LIABILITIES	11,178	13,296
TOTAL LIABILITIES	11,178	13,296

COMMITMENTS AND CONTINGENCIES, see Note 3

SHAREHOLDERS’ EQUITY, see Note 4

Common Shares, $0.00001 par value – 60,000,000 shares authorized as of March 31, 2026, and December 31, 2025, 26,525,533, and 25,676,798 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively

	*	*
Additional paid in capital	119,957	118,100
Accumulated deficit	(105,737)	(99,687)
TOTAL SHAREHOLDERS’ EQUITY	14,220	18,413
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,398	$31,709

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended March 31
	2026	2025
OPERATING EXPENSES
Research and development	$4,106	$3,680
General and administrative	2,154	1,888

OPERATING LOSS	(6,260)	(5,568)
Finance income	210	236

NET LOSS	$(6,050)	$(5,332)
TOTAL NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,050)	$(5,332)
BASIC AND DILUTED NET LOSS PER COMMON SHARE OUTSTANDING, see Note 6	$(0.26)	$(0.27)
Basic and diluted weighted average number of common shares outstanding	23,414,475	19,937,507

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

	Common shares		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2024	19,495,683	*	$82,958	$(73,245)	$9,713
Share-based payments	—	—	1,368	—	1,368
Issuance of restricted share awards	844,087	—	—	—	—
Issuance of common shares, net of offering costs of $1,552 - Public offering	3,105,000	*	13,973		13,973
Issuance of common shares, net of offering costs of $41 - At-the-market	189,816	*	1,232	—	1,232
Net loss for the period	—	—	-	(5,332)	(5,332)
BALANCES AT MARCH 31, 2025	23,634,586	*	$99,531	$(78,577)	$20,954

	Common Shares		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2025	25,676,798	*	$118,100	$(99,687)	$18,413
Share-based payments	—	—	1,850	—	1,850
Issuance of restricted share awards	847,904	—	—	—	—
Issuance of common shares, net of offering costs - At-the-market	831	*	7	—	7
Net loss for the period	—	—	—	(6,050)	(6,050)
BALANCES AT MARCH 31, 2026	26,525,533	*	$119,957	$(105,737)	$14,220

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,050)	$(5,332)
Adjustments to reconcile loss to net cash used in operating activities: Cost of share-based payments	1,850	1,368
Changes in operating assets and liabilities:
Increase in other current assets	(193)	(210)
(Decrease)/increase in accounts payable	(1,579)	494
(Decrease)/increase in accrued liabilities	(79)	25
Decrease in employee compensation and benefits	(460)	(519)
Net cash used in operating activities	$(6,511)	$(4,174)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares - At-the market offering	$7	$1,273
Issuance costs related to At-the-market offering	—	(41)
Proceeds from public offering	—	15,525
Issuance costs related to public offering	—	(1,252)
Net cash provided by financing activities	$7	$15,505
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(6,504)	$11,331
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$31,634	$18,533
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,130	$29,864

Supplemental noncash disclosure of investing and financing activities:
Unpaid issuance costs related to public offering	—	300

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

b.	In August 2021, the Company entered into a worldwide, exclusive license agreement with the University of Edinburgh, Scotland for the Company’s drug candidate NXP900 (see Note 3a).
c.	Liquidity and Capital Resources

The Company has incurred net operating losses since its inception and had an accumulated deficit of $105.7 million as of March 31, 2026. The Company had cash and cash equivalents of $25.1 million as of March 31, 2026 and has not generated positive cash flows from operations. To date, the Company has been able to fund its operations primarily through the issuance and sale of common stock.

During the three months ended March 31, 2026, the Company sold a total of 831 common shares under its At-the-Market Program for total gross proceeds of approximately $7 thousand at an average selling price of $9.27 per share, resulting in net proceeds of approximately $7 thousand after deducting issuance costs.

Management believes that its existing cash and cash equivalents as of March 31, 2026 enable the Company to fund planned operations for at least 12 months following the issuance date of these condensed financial statements.

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

The accompanying condensed financial statements are unaudited. The unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), are stated in U.S. dollars and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements for the year ended 2025. The unaudited condensed financial statements include the accounts of the Company. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the unaudited condensed financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the period ended March 31, 2026 are not necessarily indicative of those expected for the year ending December 31, 2026 or for any future period. The condensed balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 11, 2026.

The significant accounting policies adopted and used in the preparation of the financial statements are consistent with those of the previous financial year.

b.	Use of Estimates in the Preparation of Financial Statements

The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to accruals for research and development expenses, and valuation allowances for deferred tax assets. These estimates and assumptions are based on current facts, future expectations, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

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

During the three months ended March 31, 2026 and 2025, there were no transfers between fair value measure levels. Other financial instruments consist mainly of cash and cash equivalents, other current assets, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

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

CRT Pioneer Fund License Agreement

There have been no material changes to the CRT Pioneer Fund License Agreement, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 11, 2026 (see Note 5a in the Notes to the Financial Statements in our Annual Report).

Any potential future milestone or royalty payment amounts have not been accrued as of March 31, 2026 and December 31, 2025 due to the uncertainty related to the achievement of these events or milestones.

University of Edinburgh License Agreement

There have been no material changes to the University of Edinburgh (“UoE”) License Agreement as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 11, 2026 (see Note 5a in the Notes to the Financial Statements in our Annual Report).

Any potential future research support, milestone or royalty payment amounts have not been accrued as of March 31, 2026 and December 31, 2025, due to the uncertainty related to the achievement of these events, milestones or commitments to additional research. As of March 31, 2026, the Company has paid UoE $1.2 million of the total of up to $3.0 million related to the fund-raising commitment.

b.	Related Party Transactions

There were no related party transactions in the reported quarter.

c.	Contingencies

As of March 31, 2026, and December 31, 2025, there are no contingent liabilities, therefore, no provision was made.

NOTE 4 – SHAREHOLDERS’ EQUITY:

a.	Private Placement in Public Entity

There have been no material changes to the July 2022 Private Placement and the Securities Purchase Agreement, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 11, 2026 (see Note 6 in the Notes to the Financial Statements in our Annual Report).

b.	At-the-Market Program

During the three months ended March 31, 2026, the Company sold a total of 831 common shares under its ATM Program for total gross proceeds of approximately $7 thousand at an average selling price of $9.27 per share, resulting in net proceeds of approximately $7 thousand after deducting issuance fees.

As of March 31, 2026, approximately $60.0 million of securities remain available for issuance under the ATM Program.

c.	Public Offering

In February 2025, the Company completed a public offering in which it sold 3,105,000 shares of common stock at $5.00 per share and received net proceeds of $14.0 million, after underwriting discounts and commissions of $1.1 million and other offering expenses of $0.4 million.

NOTE 5 – SHARE-BASED PAYMENTS:

a.	2021 Global Equity Incentive Plan (“Incentive Plan”)

The following table summarizes the Company’s stock option activity in the Incentive Plan for the three months ended March 31, 2026:

			Weighted
	Number of	Weighted average	average	Aggregated
	shares under	exercise price per	remaining	intrinsic value
	option	option	life	(in thousands)
Balance, December 31, 2025	348,281	$4.59	5.94	$1,031
Granted	—	-
Exercised	—	-
Forfeited	—	-
Outstanding – March 31, 2026	348,281	$4.59	5.94	$1,094
Exercisable – March 31, 2026	348,281

As of March 31, 2026, all share-based compensation expense has been recognized.

Restricted Stock Awards

Restricted stock awards (“RSAs”) have been granted to employees. The value of an RSA award is based on the Company’s share price on the date of grant. The Company granted RSAs pursuant to the Incentive Plan.

The following table summarizes the Company’s RSA activity for the three months ended March 31, 2026, as described above from the Incentive Plan:

		Weighted	Weighted average	Aggregated
	Number of	average grant	contractual term	intrinsic value
	shares	date fair value	(in years)	(in thousands)
Balance, December 31, 2025	2,226,566	$7.39	0.78	$16,916
Granted	847,904	6.25
Forfeited
Vested	(190,111)
Outstanding – March 31, 2026	2,884,359	$8.28	1.63	$22,296
Expected to vest – March 31, 2026	2,884,359	$8.28	1.63	$22,296

As of March 31, 2026, there was $8.5 million of total unrecognized compensation cost related to RSAs expected to be recognized over a weighted average period of 1.63 years.

On January 6, 2026, the Company issued 150,000 RSAs to each Mr. Ron Bentsur, Dr. Enrique Poradosu, and Mr. Shay Shemesh. These RSAs vest over three years with one-third vesting on each anniversary of the date of the grant, conditioned upon their continued service.

On January 2, 2025, the Company issued 250,000 RSAs to Mr. Ron Bentsur, and 150,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh (the “January 2025 Grants”). These RSAs vest over three years with one-third vesting on each anniversary of the date of the grant, conditioned upon their continued service. On January 6, 2026, the vesting of the first one-third of the January 2025 Grants was extended to July 15, 2026.

On January 4, 2024, the Company issued 130,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh (the “January 2024 Grants”). These RSAs vest over three years with one-third vesting on each anniversary of the date of the grant, conditioned upon their continued service. On January 6, 2026, the vesting of the first two-thirds of the January 2024 Grants was extended to July 15, 2026, and the final third vests January 4, 2027.

On January 12, 2023, the Company issued 210,000 RSAs to Mr. Ron Bentsur and 115,000 RSAs to each of Dr. Enrique Poradosu and Mr. Shay Shemesh (the “January 2023 Grants”). These RSAs vest over three years with one-third vesting on each anniversary of the date of the grant, conditioned upon their continued service. On January 6, 2026, the full vesting of the January 2023 Grants was extended to July 15, 2026.

On April 1, 2022, the Company issued 120,000 RSAs to Mr. Bentsur and 60,000 RSAs to each of Dr. Poradosu and Mr. Shemesh (the “April 2022 Grants”). These RSAs vest over three years with one-third vesting on each anniversary of the date of the grant, conditioned upon their continued service.  On January 6, 2026, the full vesting of the April 2022 Grants was extended to July 15, 2026.

On July 27, 2021, Mr. Bentsur, Dr. Poradosu, and Mr. Shemesh were granted 96,759 RSAs, 48,399 RSAs, and 48,399 RSAs, respectively, which were not part of the Incentive Plan and excluded from the table above.  On January 6, 2026, the vesting of the July 2021 grants to Mr. Bentsur, Dr. Poradosu and Mr. Shemesh was extended to July 15, 2026.

Share Compensation Expense

For the three months ended March 31, 2026, the Company recognized expenses of $0.7 million as part of general and administrative expenses and $1.2 million as part of research and development expenses. For the three months ended March 31, 2025, the Company recognized expenses of $0.5 million as part of general and administrative expenses and $0.9 million as part of research and development expenses.

NOTE 6 – NET LOSS PER SHARE:

a.	Basic

Basic net loss per share is calculated by dividing the net loss attributable to the Company’s stockholders by the weighted average number of common shares outstanding.

	For the three months ended
	March 31, 2026	March 31, 2025

Net loss	$(6,050)	$(5,332)
Total net loss attributable to common shareholders	$(6,050)	$(5,332)
Basic and diluted net loss per common share	(0.26)	(0.27)
Weighted average of common shares outstanding	23,414,475	19,937,507

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of shares of common stock in issue during the period.

	For the three months ended	For the three months ended
	March 31, 2026	March 31, 2025
Weighted average of common shares	26,445,685	22,118,727
Average unvested RSAs	(3,031,210)	(2,181,220)
Weighted average of common shares outstanding	23,414,475	19,937,507

b.	Diluted

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive for the periods presented:

	March 31,
	2026	2025
Common shares issuable in relation to:
Warrants	159,870	159,870
Options	348,281	348,281
Unvested RSAs *	3,077,916	2,305,823

*	Includes 193,557 of RSAs granted outside of the Incentive Plan see explanation in Note 5.

NOTE 7 – SEGMENT REPORTING

a.	The Company operates in one reportable segment: clinical development. The clinical development segment facilitates the development of potential new drug compounds, and its business is unified for the purposes of valuation of its performance.

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

Significant segment expenses are presented in the Company’s statements of operations. Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s statements of operations, are presented below:

	Three Months Ended March 31
	2026	2025
R&D Employee Expenses	$2,065	$1,717
R&D Clinical Trial Expenses	1,212	1,036
R&D Professional Fees	—	13
R&D Manufacturing	829	476
R&D License Fees	—	438
G&A Professional Fees	1,157	957
G&A Employee Expenses	601	502
G&A Insurance and other	396	429
Other Segment Items *	(210)	(236)
Segment Loss	$6,050	$5,332

* - Other Segment Items included in net loss includes finance income.

Item 2.Management’s Discussion and Analysis of the Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan,” “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2025. As used below, the words “we,” “us” and “our” may refer to Nuvectis Pharma, Inc.

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

In vivo, treatment with NXP900 inhibited primary and metastatic tumor growth in xenograft models of breast, esophageal, lung, head and neck cancers and medulloblastoma, and demonstrated on-target pharmacodynamic effects. Moreover, publications in the scientific literature outlined opportunities to potentially reverse resistance to osimertinib (active ingredient of Tagrisso®) in non-small cell lung cancer (“NSCLC”) and enzalutamide (active ingredient of Xtandi®) in metastatic, castration resistant prostate cancer, in combination with these agents, validating the potential importance of NXP900’s key targets, YES1 and SRC kinases, in these disease settings.  Studies published by Nuvectis and academic collaborators confirmed the ability of NXP900 to synergize with and restore sensitivity to epidermal growth factor receptor (“EGFR”) and anaplastic lymphoma kinase (“ALK”) inhibitors in NSCLC models with acquired resistance to these inhibitors. In May 2023, the U.S. Food and Drug Administration (the “FDA”)  cleared our IND for NXP900, which includes the Phase 1 clinical trial protocol.

The Phase 1 study was initiated in September 2023 and is comprised of two parts: dose-escalation (Phase 1a), to be followed by an expansion phase (Phase 1b). The results of the Phase 1a study support once-daily oral dosing of NXP900. In August 2025, we announced the initiation of the Phase 1b expansion portion of the study. The ongoing Phase 1b study will evaluate the safety, tolerability and preliminary efficacy of NXP900 both as a single agent targeting specific tumor types and in combination with market-leading epidermal growth factor receptor ("EGFR”) and anaplastic lymphoma kinase ("ALK”) inhibitors.

Results of Operations

From our inception on July 27, 2020, through March 31, 2026, we did not generate any revenue. Since our inception through March 31, 2026, our main activities have been organizational management,capital raising and the completion of the in-license agreements for, NXP800 and NXP900, regulatory filings with the Medicines and Healthcare products Regulatory Agency (“MHRA”) and FDA, preparation and execution for the Phase 1a and Phase 1b clinical trial for NXP800, which commenced in December 2021 and May 2023, respectively, and Phase 1a, Phase 1b (single agent) and Phase 1b (combination study with osimertinib) clinical trials for NXP900, which commenced in September 2023, August 2025 and December 2025, respectively.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our ongoing and planned preclinical and clinical development activities in the near term and in the future. The successful development of our product candidates is highly uncertain. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts necessary to complete the preclinical and clinical development of any of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

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

The following table summarizes our results of operations expenses for the three months ended March 31, 2026 and 2025:

(in thousands)

	Three Months Ended March 31,
	2026	2025	Change
OPERATING EXPENSES:
Research and development	$4,106	$3,680	$426
General and administrative	2,154	1,888	266

OPERATING LOSS	(6,260)	(5,568)	(692)
Finance income	210	236	(26)

NET LOSS	$(6,050)	$(5,332)	$(718)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026, and 2025:

(in thousands)

	For the three months ended March 31,		Increase/
	2026	2025	(Decrease)
Employee compensation and benefits	$2,065	$1,717	$348
Clinical expenses	1,212	1,036	176
Manufacturing	829	476	353
License fee	—	438	(438)
Professional services and other	—	13	(13)
Total research and development expenses	$4,106	$3,680	$426

Research and development expenses increased by $0.4 million during the three months ended March 31, 2026 compared to the same period in 2025.  The increase in research and development expenses during the three months ended March 31, 2026 was primarily driven by a $0.4 million increase in manufacturing-related costs, $0.3 million increase in employee compensation and benefits, and $0.2 million increase in clinical trial expenses,  offset by a $0.4 million reduction in license fees.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2026, and 2025: (in thousands)

	For the three months ended March 31,		Increase/
	2026	2025	(Decrease)
Professional and consulting services	$1,157	$957	$200
Employee compensation and benefits	601	502	99
Insurance and other	396	429	(33)
Total general and administrative expenses	$2,154	$1,888	$266

General and administrative expenses increased $0.3 million during the three months ended March 31, 2026 compared to the same period in 2025. The increase in general and administrative expenses during the three months ended March 31, 2026, was primarily driven by the $0.2 million increase in professional and consulting services related to public company related expenses, and $0.1 million increase in employee compensation.

As a result of the foregoing, our loss from operations for the three months ended March 31, 2026, increased $0.7 million, compared to the same period in 2025, which was primarily driven by employee compensation, clinical trial expenses, and manufacturing expenses.

Liquidity and Capital Resources

As of March 31, 2026, we had $25.1 million of cash and cash equivalents. For the three months ended March 31, 2026 and 2025, we reported net losses of $6.1 million and $5.3 million, respectively.

On February 6, 2025, we completed a public offering, in which we received gross proceeds of $15.5 million, before deducting underwriting discounts and expenses, along with deducting other offering expenses (for net proceeds of $14.0 million).

On February 13, 2026, we filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $150.0 million. In connection with the filing of the Registration Statement, we also amended our sales agreement with Leerink Partners LLC. (the “Sales Agent”), pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $60.0 million under an at-the-market offering program (the “ATM”), which is included in the $150.0 million of securities that may be offered pursuant to the Registration

Statement. Pursuant to the ATM, we will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares under the ATM.

We believe that the proceeds from our ATM and public offering will enable us to fund our operating expenses and capital expenditures through at least the next 12 months from the issuance of our financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future viability in the long term is dependent on our ability to raise additional capital to finance our operations.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical trials of our current or future product candidates, including payments of milestones and sponsored research commitments associated with our license agreement for NXP900. In addition, we expect to incur additional costs associated with operating as a public company as we continue to grow, including increased legal, accounting, investor relations, and other expenses. The timing and amount of our operating expenditures will depend largely on our ability to:

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

We anticipate that we will require additional capital as we seek regulatory approval of our product candidate and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for our current or future product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented: (in thousands)

	For the three months ended March 31,
	2026	2025
Net cash used in operating activities	$(6,511)	$(4,174)
Net cash used in investing activities	—	—
Net cash provided by financing activities	$7	$15,505

Operating Activities

During the three months ended March 31, 2026, $6.5 million of cash was used in operating activities. This was primarily attributable to our net loss of $6.1 million, partially offset by non-cash charges of $1.9 million. The change in our operating assets and liabilities was primarily due to $1.7 million payments to vendors, $0.5 million payments to employees,and $0.2 million payment for our director and officer insurance.

During the three months ended March 31, 2025, $4.2 million of cash was used in operating activities. This was primarily attributable to our net loss of $5.3 million, partially offset by non-cash charges of $1.4 million. The change in our operating assets and liabilities was primarily due to a $0.5 million increase in accounts payables to vendors, $0.5 million payments to vendorsemployees, and a $0.2 million payment for our director and officer insurance.

Financing activities

During the three months ended March 31, 2026, net cash provided by financing activities was $7 thousand, consisting primarily of net proceeds from the sale of common stock through the ATM.

During the three months ended March 31, 2025, net cash provided by financing activities was $29.1 million, consisting primarily of net proceeds from the sale of common stock through the public offering and the ATM.

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

We do not currently have any long-term leases. We rent our office space in Fort Lee, New Jersey, based on a one-year agreement renewed on May 1, 2026.

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

There have been no significant changes to our critical accounting policies and estimates as compared to those described in “Note 2 – Summary of Significant Accounting Policies” to our audited financial statements set forth in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2025, with the SEC on February 11, 2026.

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

As of March 31, 2026, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in and Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in each period since we incorporated in July 2020. Since inception through the end of March 31, 2026, we had an accumulated deficit of $105.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we continue our research and development efforts for our lead product candidate; conduct preclinical studies and clinical trials for our current and future product candidates; seek marketing approvals for any current or future product candidate that successfully completes clinical trials; experience any delays or encounter any issues with any of the above; establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any current or future product candidates for which we may obtain regulatory approval; obtain, expand, maintain, enforce and protect our intellectual property portfolio; hire additional clinical, regulatory and scientific personnel; and operate as a public company.

Our product candidate, NXP900, is in clinical development. NXP900 and any future product candidates that we may develop will require additional preclinical and clinical studies, regulatory review and approval, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can potentially generate any revenue from product sales. To date, we have not generated any revenue from our product candidate. Our ability to generate revenue will depend on a number of factors, including, but not limited to:

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

As of March 31, 2026, we were not aware of any tariffs impacting our operations.

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

Major public health issues, such as pandemics, could have an adverse effect on our clinical trials, financial condition, results of operations, and other aspects of our business.

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical sites, and delays enrolling patients in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment;
●	diversion of healthcare resources, including clinical trial investigators and staff, away from the conducting of clinical trials to focus on pandemic concerns which could result in delays to our partner companies’ clinical trials;
●	limitations on travel, including limitations on domestic and international travel, and government-imposed quarantines or restrictions imposed by key third parties that could interrupt key trial activities, such as clinical trial site initiations and monitoring;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, or production slowdowns or stoppages;
●	disruptions and delays caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home across the healthcare system; and
●	disruptions in or delays to regulatory approvals, inspections, reviews or other regulatory activities affecting the operations of the FDA or other regulatory authorities.

We rely on third parties for certain functions or services in support of our clinical trials and key areas of our operations. If these third parties themselves are adversely impacted by restrictions resulting from major public health issues, we will likely experience delays and/or realize additional costs. As a result, our ability to commence and complete clinical trials in a timely fashion, obtain regulatory approvals for, and to commercialize, our current and future product candidates may be delayed or disrupted.

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

Negative preclinical or clinical results in the development of our product candidates may prevent or delay our ability to advance our product candidates, initiate or continue clinical programs or receive regulatory approvals. For example, although we believe, based on preclinical studies of SRC/YES1 related carcinoma models that demonstrated tumor growth inhibition, these cancer types might be particularly sensitive to treatment with NXP900, this may not prove true in clinical testing, due to safety and tolerability issues and/or insufficient efficacy, and this may hold true for any or all of the potential target indications that we are pursuing or will pursue in the future with our product candidates. Moreover, anti-tumor activity may be different in each tumor type that we plan to evaluate in clinical trials. As a result, we may be required to discontinue development of our drug candidates or invest significant additional resources and delay our clinical trials and ultimately the approval of NXP900 or any of our other future product candidates.

Our current or future product candidates may not show favorable results in early clinical trials due to safety, tolerability and/or insufficient efficacy findings.  In addition, positive results of early clinical trials are not necessarily predictive of future results, and any product candidate that we advance may not have favorable results in later clinical trials or receive regulatory approval. For example, following a preliminary analysis of safety and efficacy data results from the Phase 1b study of NXP800 in platinum-resistant ARID1a-mutated ovarian carcinoma, we decided to cease the clinical development of NXP800 in this indication.

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

Our IND for NXP900 is in effect. However, we may be unable to submit additional IND or similar applications or other clinical research on our expected timelines. Moreover, while we have previously obtained Clinical Trial Application (“CTA”) and IND, we cannot be sure that issues will not arise that may lead to the delay, suspension or termination of such clinical trials. Any failure to file IND or similar applications or other clinical research authorizations will adversely impact our expected timelines to obtain regulatory acceptance for the commencement of our trials and may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

Recent efforts by the Trump Administration, including the One Big Beautiful Bill Act, to reduce government spending include reductions in FDA’s workforce. This may impact the FDA’s ability to approve current or future products and could delay regulatory approval of our current or future product candidates. This could delay commercialization of our products.

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

Risks Related to our Intellectual Property

We currently hold a license to certain intellectual property rights for NXP900, as well as intellectual property rights relating to other compounds that modulate the SRC and YES1 kinases. If we are unable to maintain patent and other intellectual property protection for NXP900, and to obtain and maintain patent and other intellectual property protections for our other current or future product candidates and technology, or if the scope of intellectual property protection obtained or maintained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize NXP900,  or any other current or future product candidates or technology may be adversely affected.

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

As of  May 1, 2026, we had 12 full-time employees. We also contract for various services through consulting and vendor agreements. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations.

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

As of May 1, 2026, our executive officers, directors, and 5% stockholders beneficially owned approximately 40% of our voting stock and anticipate that the same group will hold a significant portion of our outstanding voting stock for the foreseeable future. These stockholders will have the ability to influence us through their ownership position. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

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

We intend to use the net proceeds of the offering to fund the Phase 1 development of NXP900, to continue development and sponsored research related to our current product candidates or any future product candidate, hiring of additional personnel, capital expenditures, costs of operating as a public company and other general corporate purposes.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2026.
31.2*	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2026.
32.1**	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2026.
32.2**	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2026.
101*

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 5th day of May 2026.

Nuvectis Pharma, Inc.

By:	/s/ Ron Bentsur
	Name:	Ron Bentsur
	Title:	Chairman, Chief Executive Officer and President

By:	/s/ Michael J Carson
	Name:	Michael J Carson
	Title:	Vice President of Finance (Principal Financial and Accounting Officer)