Form 10-Q
period 2026-06-30
Nuvectis Pharma, Inc.
filed 2026-08-04
CIK 1875558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of July 31, 2026
Common Stock, $0.00001 par value	32,581,533

NUVECTIS PHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2026

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

Risks Related to our Financial Condition and Capital Requirements

●	We have a limited operating history, have only initiated a limited number of clinical trials, and have only a limited number of patients currently enrolled in our ongoing trials, and have not completed any clinical trials to date. We do not have any products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
●	We have incurred losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery or identification, preclinical and clinical development, regulatory approval, and commercialization of our current or future product candidates.
●	Tariffs and other trade measures could adversely affect our business, results of operations, financial position, and cash flows.
●	We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce, or eliminate our research or product development programs, any future commercialization efforts, or other operations.

Risks Related to the Development of our Product Candidates

●	We are substantially dependent on the success of our product candidates, NXP100, NXP200 and NXP900.
●	Clinical trials are very expensive, time-consuming, and difficult to design and implement, and involve uncertain safety, tolerability, and efficacy outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. Our current or future product candidates may not have favorable results in early or later clinical trials, if any, or receive regulatory approval.
●	If we fail to demonstrate safety and/or efficacy for any or all of our product candidates, we may need to terminate development programs, which may harm our reputation and the business.
●	The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for NXP100, NXP200 and NXP900 or any future product candidate.
●	If we are unable to obtain or maintain regulatory approval for our product candidates and ultimately cannot commercialize one or more of them, or experience significant delays in doing so, our business will be materially harmed.

Risks Related to Government Regulation

●	Denial of or delay in our receipt of required regulatory approvals may prevent or delay commercialization of our current or future product candidates, and our ability to generate revenue may be materially impaired.

●	Even if we receive regulatory approval of our current or future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our current or future product candidates.

●	Any changes to the regulations that can make development of new drugs originating in China in the United States more difficult will adversely impact our development plans for NXP100 and NXP200.

Risks Related to our Intellectual Property

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents are not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

Risks Related to our Reliance on Third Parties

●	The manufacturing of our current product candidates is complex. Our third-party manufacturers may encounter difficulties or interruptions for various reasons, which could delay or entirely halt their ability to manufacture any of our current or future product candidates for clinical trials or, if approved, for commercial sale.
●	We plan to rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our current or future product candidates.
●	We are substantially dependent on our in-licensing partner for NXP100 and NXP200, Haisco, for the transfer of technology, know-how, and supply of certain materials to execute our plan for both NXP100 and NXP200.

Risks Related to Managing Growth and Employee Matters

●	Our future success depends on our ability to retain our executive officers and key employees and to attract, retain, and motivate qualified personnel and manage our human capital.
●	We currently have 16 full-time employees and will need to grow the size and capabilities of our organization. We may experience difficulties in managing this growth.

Risks Related to Commercial Activities

●	If any of our current or future product candidates do not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues from any such current or future product candidate may be limited.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our current or future product candidates.

Risks Related to Ownership of our Common Stock

●	We do not know whether an active, liquid, and orderly trading market will be maintained for our Common Stock or what the market price of our Common Stock will be, and, as a result, it may be difficult for you to sell your shares of our Common Stock.

●	We do not intend to pay dividends on our Common Stock in the foreseeable future, so any returns will be limited to the value of our stock, which may be volatile.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVECTIS PHARMA, INC.

CONDENSED BALANCE SHEETS

(USD in thousands, except per share and share amounts)

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
CURRENT ASSETS
Cash and cash equivalents	$22,160	$31,634
Other current assets	216	75
TOTAL CURRENT ASSETS	22,376	31,709

TOTAL ASSETS	$22,376	$31,709

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES
Accounts payable	$5,184	$6,274
Deferred fundraising receipts	1,388	—
Accrued liabilities	92	115
Employee compensation and benefits	6,630	6,907
TOTAL CURRENT LIABILITIES	13,294	13,296
TOTAL LIABILITIES	13,294	13,296

COMMITMENTS AND CONTINGENCIES, see Note 3

SHAREHOLDERS’ EQUITY, see Note 4

Common Shares, $0.00001 par value – 60,000,000 shares authorized as of June 30, 2026, and December 31, 2025, 26,694,828, and 25,676,798 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively

	*	*
Additional paid in capital	121,839	118,100
Accumulated deficit	(112,757)	(99,687)
TOTAL SHAREHOLDERS’ EQUITY	9,082	18,413
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,376	$31,709

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
OPERATING EXPENSES
Research and development	$4,684	$3,613	$8,790	$7,293
General and administrative	2,513	2,982	4,667	4,870

OPERATING LOSS	(7,197)	(6,595)	(13,457)	(12,163)
Finance income	177	261	387	497

NET LOSS	$(7,020)	$(6,334)	$(13,070)	$(11,666)
TOTAL NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,020)	$(6,334)	$(13,070)	$(11,666)
BASIC AND DILUTED NET LOSS PER COMMON SHARE OUTSTANDING, see Note 6	$(0.30)	$(0.30)	$(0.56)	$(0.56)
Basic and diluted weighted average number of common shares outstanding	23,475,989	21,366,268	23,445,397	20,655,856

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

	Common shares		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2024	19,495,683	*	$82,958	$(73,245)	$9,713
Share-based payments	—	—	1,368	—	1,368
Issuance of restricted share awards	844,087	—	—	—	—
Issuance of common shares, net of offering costs of $1,552 - Public offering	3,105,000	*	13,973		13,973
Issuance of common shares, net of offering costs of $41 - At-the-market	189,816	*	1,232	—	1,232
Net loss for the period	—	—	-	(5,332)	(5,332)
BALANCES AT MARCH 31, 2025	23,634,586	*	$99,531	$(78,577)	$20,954
Share-based payments	—	*	1,731	—	1,731
Issuance of restricted share awards	181,000	*	—	—	—
Issuance of common shares, net of offering costs of $55 - At-the-market	62,001	*	521	—	521
Net loss for the period	—	—	-	(6,334)	(6,334)
BALANCES AT JUNE 30, 2025	23,877,587	*	$101,783	$(84,911)	$16,872

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

	Common Shares		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2025	25,676,798	*	$118,100	$(99,687)	$18,413
Share-based payments	—	—	1,850	—	1,850
Issuance of restricted share awards	847,904	—	—	—	—
Issuance of common shares, net of offering costs - At-the-market	831	*	7	—	7
Net loss for the period	—	—	—	(6,050)	(6,050)
BALANCES AT MARCH 31, 2026	26,525,533	*	$119,957	$(105,737)	$14,220
Share-based payments	—	*	1,709	—	1,709
Issuance of restricted share awards	155,000	*	—	—	—
Issuance of common shares, net of offering costs of $4 - At-the-market	14,295	*	173	—	173
Net loss for the period	—	—	—	(7,020)	(7,020)
BALANCES AT JUNE 30, 2026	26,694,828	*	$121,839	$(112,757)	$9,082

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,070)	$(11,666)
Adjustments to reconcile loss to net cash used in operating activities: Cost of share-based payments	3,559	3,099
Changes in operating assets and liabilities:
Increase in other current assets	(141)	(140)
(Decrease)/increase in accounts payable	(1,090)	2,479
Decrease in accrued liabilities	(23)	(838)
Decrease in employee compensation and benefits	(277)	(475)
Net cash used in operating activities	$(11,042)	$(7,541)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares - At-the market offering	$184	$1,887
Issuance costs related to At-the-market offering	(4)	(59)
Proceeds from public offering	1,388	15,525
Issuance costs related to public offering	—	(1,552)
Net cash provided by financing activities	$1,568	$15,801
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(9,474)	$8,260
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$31,634	$18,533
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,160	$26,793

Supplemental noncash disclosure of investing and financing activities:
Unpaid issuance costs related to public offering	—	75

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

The Company is a biopharmaceutical company focused on the development of innovative precision medicines for the treatment of complement-related conditions and oncology.

b.	In August 2021, the Company entered into a worldwide, exclusive license agreement with the University of Edinburgh, Scotland, for the Company’s drug candidate NXP900 (see Note 3a).
c.	Liquidity and Capital Resources

The Company has incurred net operating losses since its inception and had an accumulated deficit of $112.8 million as of June 30, 2026. The Company had cash and cash equivalents of $22.2 million as of June 30, 2026, and has not generated positive cash flows from operations. To date, the Company has primarily funded its operations through the issuance and sale of common stock.

During the three months ended June 30, 2026, the Company sold a total of 14,295 common shares under its At-the-Market Program for aggregate gross proceeds of approximately $0.2 million at an average selling price of $12.51 per share, resulting in net proceeds of approximately $0.2 million after deducting issuance costs.

During the six months ended June 30, 2026, the Company sold a total of 15,126 common shares under its At-the-Market Program for aggregate total gross proceeds of approximately $0.2 million at an average selling price of $12.33 per share, resulting in net proceeds of approximately $0.2 million after deducting issuance costs.

On July 1, 2026, the Company completed a public offering selling 5,000,000 common shares at a price of  $20.00 per share.  The gross proceeds from the transaction were $100 million. On July 29, 2026, the underwriters exercised their option to purchase an additional 750,000 shares at a price of $20.00 per share.  The gross proceeds from the exercise of this option were $15 million.  See Note 8 for funding subsequent to the report date. . The offering resulted in total net proceeds of approximately $106.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Management believes that its existing cash and cash equivalents as of June 30, 2026, and the proceeds from the public offering completed in July 2026, enable the Company to fund planned operations for at least 12 months following the issuance date of these condensed financial statements.

The Company will need to raise additional capital to complete the clinical trials aimed at developing the product candidates, obtain regulatory and marketing approvals, and, if approved, commercialize our product candidates. There can be no assurances that the Company will be able to secure such additional financing, or on terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is unable to obtain sufficient funding, this could force the Company to delay, limit, or reduce its product development, clinical trials, commercialization efforts, or other operations, or even close down or liquidate.

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

In the opinion of management, the unaudited condensed financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the period ended June 30, 2026, are not necessarily indicative of those expected for the year ending December 31, 2026, or for any future period. The condensed balance sheet as of December 31, 2025, included herein was derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 11, 2026.

The significant accounting policies adopted and used in preparing the financial statements are consistent with those of the previous financial year.

b.	Use of Estimates in the Preparation of Financial Statements

The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, and expenses in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to accruals for research and development expenses and valuation allowances for deferred tax assets. These estimates and assumptions are based on current facts, future expectations, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

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

During the three and six months ended June 30, 2026 and 2025, there were no transfers between fair value measure levels. Other financial instruments consist mainly of cash and cash equivalents, as well as other current assets, accounts payable, and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

d.	Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) ("ASC 740"). The update requires all public business entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold and an explanation, if not otherwise evident, of the individual reconciling items disclosed, such as the nature, effect, and underlying causes of the reconciling items and the judgment used in categorizing the reconciling items. In addition, the update requires certain new disclosures of the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid (net of refunds received). Other new disclosures required include income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The new guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments are to be applied on a prospective basis, with retrospective application permitted. As an emerging growth company that has not opted out of the extended transition period for complying with new or revised financial accounting standards, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact of the new standard on its financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses requires additional, disaggregated disclosure around certain income statement expense line items. This ASU mandates that entities, at each interim and annual period, disclose the amounts of (a) inventory purchases, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depletion, depreciation, and amortization for oil and gas activities included within each relevant expense caption presented on the income statement within continuing operations. Entities are also required to (1) combine certain disclosures already mandated under GAAP with these new requirements, (2) provide qualitative descriptions of expenses that are not disaggregated quantitatively, and (3) disclose total selling expenses and, annually, the definition of selling expenses. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

NOTE 3 – COMMITMENTS AND CONTINGENCIES:

a.	License Agreements

Haisco Pharmaceuticals License Agreement

On June 22, 2026 (the "Execution Date"), the Company entered into an Exclusive License Agreement (the "Haisco Agreement") with Haisco Pharmaceutical Group Co., Ltd. ("Haisco"), pursuant to which Haisco granted the Company an exclusive, worldwide license (excluding Greater China, and, with respect to one of the two licensed compounds, also excluding India and certain Southeast Asian territories) to develop, manufacture, and commercialize two clinical-stage drug candidates: NXP100 (HSK39297, a Factor B inhibitor), and NXP200 (HSK42360, paradox breaker BRAF inhibitor).

The Haisco Agreement was subject to a financing condition, and it became effective on July 1, 2026, when the Company completed its public offering, thereby satisfying the financing condition. In addition, under the terms of the Haisco Agreement, in July 2026, subsequent to the closing of the public offering, the Company paid Haisco a one-time, non-refundable, non-creditable upfront payment of $20.0 million.

CRT Pioneer Fund License Agreement

There have been no material changes to the CRT Pioneer Fund License Agreement, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 11, 2026 (see Note 5a in the Notes to the Financial Statements in our Annual Report).

Any potential milestone or royalty payment amounts have not been accrued as of June 30, 2026, and December 31, 2025, due to the uncertainty related to the achievement of these events or milestones.

University of Edinburgh License Agreement

There have been no material changes to the University of Edinburgh (“UoE”) License Agreement as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 11, 2026 (see Note 5a in the Notes to the Financial Statements in our Annual Report).

As of June 30, 2026, the Company has paid UoE $1.2 million of the total of up to $3.0 million related to the fundraising commitment.

b.	Related Party Transactions

There have been no related party transactions in the reported quarter.

c.	Contingencies

As of June 30, 2026, and December 31, 2025, there are no contingent liabilities; therefore, no provision was made.

NOTE 4 – SHAREHOLDERS’ EQUITY:

a.	At-the-Market Program

During the three months ended June 30, 2026, the Company sold a total of 14,295 common shares under its At-the-Market Offering Agreement (the “ATM Program”) for aggregate total gross proceeds of approximately $0.2 million at an average selling price of $12.51 per share, resulting in net proceeds of approximately $0.2 million after deducting issuance costs.

During the six months ended June 30, 2026, the Company sold a total of 15,126 common shares under its ATM Program for aggregate gross proceeds of approximately $0.2 million at an average selling price of $12.33 per share, resulting in net proceeds of approximately $0.2 million after deducting issuance costs.

As of June 30, 2026, approximately $34.8 million of securities remain available for sale under the ATM Program.

b.	Public Offering

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

The following table summarizes the Company’s RSA activity for the six months ended June 30, 2026, as described above, relating to the RSAs granted pursuant to the Incentive Plan:

		Weighted	Weighted average	Aggregated
	Number of	average grant	contractual term	intrinsic value
	shares	date fair value	(in years)	(in thousands)
Balance, December 31, 2025	2,226,566	$7.39	0.78	$16,916
Granted	1,002,904	6.25
Forfeited	(40,092)
Vested	(313,119)
Outstanding – June 30, 2026	2,876,259	$8.28	1.63	$52,894
Expected to vest – June 30, 2026	2,876,259	$8.28	1.63	$52,894

As of June 30, 2026, there was $8.0 million of total unrecognized compensation cost related to RSAs expected to be recognized over a weighted average period of 1.63 years.

On January 6, 2026, the Company issued 150,000 RSAs to each of Mr. Bentsur, Dr. Poradosu, and Mr. Shemesh. These RSAs vest over three years, with one-third vesting on each anniversary of the grant date, conditioned upon their continued service.

On January 2, 2025, the Company issued 250,000 RSAs to Mr. Bentsur, and 150,000 RSAs to each of Dr. Poradosu and Mr. Shemesh (the “January 2025 Grants”). These RSAs vest over three years, with one-third vesting on each anniversary of the grant date. On January 6, 2026, the vesting of the first one-third of the January 2025 Grants was extended to July 15, 2026, conditioned upon their continued service. On July 7, 2026, the vesting of the first one-third of the January 2025 Grants was extended to December 11, 2026, conditioned upon their continued service.

On January 4, 2024, the Company issued 130,000 RSAs to each of Dr. Poradosu and Mr. Shemesh (the “January 2024 Grants”). These RSAs vest over three years, with one-third vesting on each anniversary of the grant date, conditioned upon their continued service. On January 6, 2026, the vesting of the first two-thirds of the January 2024 Grants was extended to July 15, 2026, and the final third vests January 4, 2027. On July 7, 2026, the vesting of the first two-thirds of the January 2024 Grants was extended to December 11, 2026, conditioned upon their continued service.

On January 12, 2023, the Company issued 210,000 RSAs to Mr. Bentsur and 115,000 RSAs to each of Dr. Poradosu and Mr. Shemesh (the “January 2023 Grants”). These RSAs vest over three years, with one-third vesting on each anniversary of the grant date, conditioned upon their continued service. On January 6, 2026, the full vesting of the January 2023 Grants was extended to July 15, 2026.  On July 7, 2026, the full vesting of the January 2023 Grants was extended to December 11, 2026, conditioned upon their continued service.

On April 1, 2022, the Company issued 120,000 RSAs to Mr. Bentsur and 60,000 RSAs to each of Dr. Poradosu and Mr. Shemesh (the “April 2022 Grants”). These RSAs vest over three years, with one-third vesting on each anniversary of the grant date, conditioned upon their continued service.  On January 6, 2026, the full vesting of the April 2022 Grants was extended to July 15, 2026. On July 7, 2026, the full vesting of the April 2022 Grants was extended to December 11, 2026, conditioned upon their continued service.

On July 27, 2021, Mr. Bentsur, Dr. Poradosu, and Mr. Shemesh were granted 96,759, 48,399, and 48,399 RSAs, respectively, which were not part of the Incentive Plan and excluded from the table above.  On January 6, 2026, the vesting of the July 2021 grants to Mr. Bentsur, Dr. Poradosu and Mr. Shemesh was extended to July 15, 2026. On July 7, 2026, the full vesting of the July 2021 Grants was extended to December 11, 2026, conditioned upon their continued service.

Share Compensation Expense

For the three months ended June 30, 2026, the Company recognized expenses of $0.6 million as part of general and administrative expenses and $1.1 million as part of research and development expenses. For the three months ended June 30, 2025, the Company recognized expenses of $0.9 million as part of general and administrative expenses and $0.9 million as part of research and development expenses. For the six months ended June 30, 2026, the Company recognized expenses of $1.3 million as part of general and administrative expenses and $2.3 million as part of research and development expenses. For the six months ended June 30, 2025, the Company recognized expenses of $1.9 million as part of general and administrative expenses and $1.7 million as part of research and development expenses.

NOTE 6 – NET LOSS PER SHARE:

a.	Basic

Basic net loss per share is calculated by dividing the net loss attributable to the Company’s stockholders by the weighted average number of common shares outstanding.

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	in thousand U.S. dollars except per share and share amounts
Net loss	$(7,020)	$(6,334)	$(13,070)	$(11,666)
Total net loss attributable to common shareholders	$(7,020)	$(6,334)	$(13,070)	$(11,666)
Basic and diluted net loss per common share	(0.30)	(0.30)	(0.56)	(0.56)
Weighted average of common shares outstanding	23,475,989	21,366,268	23,445,397	20,655,856

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of shares of common stock in issue during the period.

	For the three months ended	For the six months ended
	June 30, 2026	June 30, 2026
Weighted average of common shares	26,231,267	26,156,289
Average unvested RSAs	(2,755,278)	(2,710,892)
Weighted average of common shares outstanding	23,475,989	23,445,397

b.	Diluted

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2026	2025
Common shares issuable in relation to:
Warrants	159,870	159,870
Options	348,281	348,281
Unvested RSAs *	2,900,117	2,305,823

*	Includes 193,557 of RSAs granted outside of the Incentive Plan; see explanation in Note 5.

NOTE 7 – SEGMENT REPORTING:

a.	The Company operates in one reportable segment: clinical development. The clinical development segment facilitates the development of potential new drug compounds, and its business is unified for the purpose of valuing its performance.

Management does not segregate its business for internal reporting. The Company's Chief Operating Decision Maker (“CODM”), who is the CEO, evaluates the Company's performance based on net losses its unified internal reporting, which is consistent with the presentation in the Company’s financial statements.

Net loss is used to make key operating decisions, such as allocation of resources between the company’s cost.

The CODM uses many quantitative and qualitative factors, including net loss and quarterly cash burn, to benchmark the Company against its competitors. The competitive analysis, along with monitoring budgeted versus actual results, is used to assess segment performance and establish management’s compensation.

Significant segment expenses are presented in the Company’s statements of operations. Additional disaggregated significant segment expenses on a functional basis that are not separately presented on the Company’s statements of operations are presented below:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
R&D Employee Expenses	$1,961	$1,639	$4,026	$3,356
R&D Clinical Trial Expenses	1,955	1,605	3,167	2,641
R&D Manufacturing	766	356	1,595	832
R&D License Fees	1	—	1	438
G&A Professional Fees	1,537	2,045	2,694	3,002
G&A Employee Expenses	568	472	1,169	974
G&A Insurance and other	408	465	804	894
Other Segment Items *	(176)	(248)	(386)	(471)
Segment Loss	$7,020	$6,334	$13,070	$11,666

* - Other Segment Items included in net loss include finance income.

NOTE 8– SUBSEQUENT EVENTS:

a.	On June 22, 2026 (the "Execution Date"), the Company entered into an Exclusive License Agreement (the "Haisco Agreement") with Haisco Pharmaceutical Group Co., Ltd. ("Haisco"), pursuant to which Haisco granted the Company an exclusive, worldwide license (excluding Greater China, and, with respect to one of the two licensed compounds, also excluding India and certain Southeast Asian territories) to develop, manufacture, and commercialize two clinical-stage drug candidates: NXP100 (HSK39297, a Factor B inhibitor), and NXP200 (HSK42360, a BRaf paradoxical breaker inhibitor).

The Haisco Agreement was subject to a financing condition. It did not become effective until July 1, 2026, when the Company’s public offering was completed thereby satisfying the financial condition. Under the terms of the Haisco Agreement, the Company was obligated to pay Haisco a one-time, non-refundable, non-creditable upfront payment of $20.0 million within 15 days following the achievement of the financing condition, which was paid by the Company subsequent to the closing of the July public offering.

a.	On July 1, 2026, the Company completed a public offering pursuant to which the Company agreed to sell 5,000,000 shares of common stock at a public offering price of $20.00 per share (gross proceeds received $100 million, before deducting underwriting discounts and expenses and other offering expenses), pursuant to the Company's effective shelf registration statement on Form S-3 (File No. 333-293459) and a related prospectus supplement filed with the Securities and Exchange Commission on June 30, 2026. The underwriters were also granted a 30-day option to purchase up to an additional 750,000 shares, which was exercised in whole on July 29, 2026. The offering resulted in total net proceeds to the Company of approximately $106.3 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company.

As a result of this offering, the Company's shares of common stock outstanding increased from 26,694,828 shares as of June 30, 2026 to approximately 32,581,533 shares as of July 31, 2026. The Company expects the net proceeds to strengthen its liquidity position and extend its cash runway materially. It intends to use the proceeds to fund license fee payments, clinical development costs, manufacturing, and general corporate purposes.

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

Overview

We are a biopharmaceutical company focused on the development of innovative precision medicines for the treatment of complement-related conditions and oncology.

NXP100 (Factor B Inhibitor)

In June 2026 we have licensed exclusive world-wide development, manufacturing and commercial rights, excluding China, to NXP100/HSK39297 an oral, once daily, potent and selective small-molecule Factor B inhibitor in advanced stages of development. Factor B is a key component of the complement system, a clinically validated target and FDA approved in several chronic diseases including paroxysmal nocturnal hematoglobinuria (“PNH”), IgA Nephropathy (“IgAN”), and C3 glomerulonephritis (C3G), and potentially important in other diseases such as lupus nephritis (“LN”), myasthenia graves (“MG”) and dry age-related macular degeneration (“d-AMD”). NXP100’s PK/PD profile enables a once-daily administration compared to iptacopan, the only FDA-approved factor B inhibitor, which is administered orally twice-daily, providing a potential dosing convenience advantage which is an important attribute for diseases requiring life-long therapy.

Ciprocopan (NXP100) has received marketing approval by the National Medical Products Administration (NMPA) in China for PNH patients previously untreated with complement inhibitors (treatment naive). A marketing applications for previously treated PNH, and a Phase 3 study for IgAN and a Phase 2 study in LN are ongoing in China. In cross-trial comparisons, NXP100 demonstrated similar activity to iptacopan, with a similar safety profile.

NXP200 (BRAF Inhibitor)

In June 2026 we have licensed exclusive world-wide development, manufacturing and commercial rights, excluding China, to NXP200/HSK42360 an inhibitor of the BRAF serine/threonine kinase (“BRAFi”) that has the potential to be a best-in-class, brain-penetrant paradox breaker, by overcoming broad-spectrum BRAF-related drug resistance and to become a treatment option for multiple solid tumor types and primary brain cancer. The paradox breaking properties of NXP200 have the potential to address key unmet needs associated with BRAF inhibition, including emerging resistance to first generation BRAFi while reducing toxicities associated with their usage. To date, NXP200 demonstrated excellent efficacy in treating low- and high-grade glioma in adult patients, and generated single agent durable responses in heavily pretreated patients with non-small cell lung cancer, colorectal, papillary thyroid and others. A phase 1b expansion study is ongoing in China.

NXP900 (SRC/YES1 Kinase Inhibitor)

We have licensed exclusive world-wide development and commercial rights to NXP900, a SRC Family Kinase (“SFK”) inhibitor that potently inhibits the c-Src (“SRC”) and YES1 kinases. NXP900 was discovered at the University of Edinburgh, Scotland.

The ongoing Phase 1b study is evaluating the safety, tolerability and preliminary efficacy of NXP900 combination with market-leading EGFR and a combination study with the anaplastic lymphoma kinase (“ALK”) inhibitor, lorlatonib is pending commencement.

Results of Operations

From our inception on July 27, 2020, through June 30, 2026, we did not generate any revenue. Since our inception through June 30, 2026, our primary activities have been focused on the development of our four drug candidates, NXP100, NXP200, NXP900, and NXP800, including the completion of in-licensing agreements for each drug candidate, IND-enabling studies, and other organizational activities such as capital raising.  For NXP900, regulatory filings with the Medicines and Healthcare products Regulatory Agency (“MHRA”) and FDA, preparation and execution for the Phase 1a, Phase 1b (single agent) and Phase 1b (combination study with osimertinib) clinical trials for NXP900, which commenced in September 2023, August 2025 and December 2025, respectively.

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

The following table summarizes our results of operations expenses for the three months ended June 30, 2026 and 2025: (in thousands)

	Three Months Ended June 30,
	2026	2025	Change
OPERATING EXPENSES:
Research and development	$4,684	$3,613	$1,071
General and administrative	2,513	2,982	(469)

OPERATING LOSS	(7,197)	(6,595)	(602)
Finance income	177	261	(84)

NET LOSS	$(7,020)	$(6,334)	$(686)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025: (in thousands)

	For the three months ended June 30,		Increase/
	2026	2025	(Decrease)
Employee compensation and benefits	$1,961	$1,639	$322
Clinical expenses	1,955	1,605	350
Manufacturing	766	356	410
License fee	1	—	1
Professional services and other	1	13	(12)
Total research and development expenses	$4,684	$3,613	$1,071

Research and development expenses increased by $1.1 million, or 30%, during the three months ended June 30, 2026, compared to the same period in 2025. The increase in research and development expense during the three months ended June 30, 2026, was primarily driven by a $0.8 million increase in clinical trial and manufacturing expenses related to the development of NXP900, and a $0.3 million increase in employee compensation and benefits.

The following table summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025: (in thousands)

	For the three months ended June 30,		Increase/
	2026	2025	(Decrease)
Professional and consulting services	$1,537	$2,045	$(508)
Employee compensation and benefits	568	472	96
Insurance and other	408	465	(57)
Total general and administrative expenses	$2,513	$2,982	$(469)

General and administrative expenses decreased by $0.5 million, or 16%, during the three months ended June 30, 2026, compared to the same period in 2025. The decrease in general and administrative expenses during the three months ended June 30, 2026, was primarily driven by the $0.5 million decrease in professional and consulting services related to public company-related expenses.

As a result of the foregoing, our loss from operations for the three months ended June 30, 2026, increased $0.7 million or 11%, compared to the same period in 2025.

The following table summarizes our results of operations expenses for the six months ended June 30, 2026, and 2025:

(in thousands)

	Six Months Ended June 30,
	2026	2025	Change
OPERATING EXPENSES:
Research and development	$8,790	$7,293	$1,497
General and administrative	4,667	4,870	(203)

OPERATING LOSS	(13,457)	(12,163)	(1,294)
Finance income	387	497	(110)

NET LOSS	$(13,070)	$(11,666)	$(1,404)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026, and 2025:

(in thousands)

	For the six months ended June 30,		Increase/
	2026	2025	(Decrease)
Employee compensation and benefits	$4,026	$3,356	$670
Clinical expenses	3,167	2,641	526
Manufacturing	1,595	832	763
License fee	1	438	(437)
Professional services and other	1	26	(25)
Total research and development expenses	$8,790	$7,293	$1,497

Research and development expenses increased by $1.5 million during the six months ended June 30, 2026, compared to the same period in 2025.  The increase in research and development expenses during the six months ended June 30, 2026, was primarily driven by a $0.8 million increase in manufacturing expenses, a $0.7 million increase in employee compensation and benefits, and a $0.5 million increase in clinical expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2026, and 2025: (in thousands)

	For the six months ended June 30,		Increase/
	2026	2025	(Decrease)
Professional and consulting services	$2,694	$3,002	$(308)
Employee compensation and benefits	1,169	974	195
Insurance and other	804	894	(90)
Total general and administrative expenses	$4,667	$4,870	$(203)

General and administrative expenses decreased $0.2 million during the six months ended June 30, 2026, compared to the same period in 2025. The decrease in general and administrative expenses during the six months ended June 30, 2026, was primarily driven by the $0.3 million decrease in professional and consulting services related to public company-related expenses, and a $0.1 million decrease in insurance and other expenses, partially offset by a $0.2 million increase in employee compensation and benefits.

As a result of the foregoing, our loss from operations for the six months ended June 30, 2026, increased $1.4 million, compared to the same period in 2025, which was primarily driven by increases in clinical trial expenses, manufacturing, and employee compensation and benefits.

Liquidity and Capital Resources

As of June 30, 2026, we had $22.2 million of cash and cash equivalents. For the three months ended June 30, 2026 and 2025, we reported net losses of $7.0 million and $6.3 million, respectively. For the six months ended June 30, 2026, and 2025, our net losses were $13.1 million and $11.7 million, respectively.

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

On July 1, 2026, we completed a public offering, in which we received gross proceeds of $100.0 million, before deducting underwriting discounts and expenses and other offering expenses. On July 29, 2026, the underwriters fully exercised their option to purchase an additional 750,000 shares, for which we received additional gross proceeds of $15 million before deducting underwriter discounts and expenses. The offering resulted in total net proceeds of approximately $106.3 million, after deducting underwriting discounts, commissions, and estimated offering expenses payable by us.

We believe that our existing cash and cash equivalents as of June 30, 2026, and the proceeds from our public offering completed in July 2026, will enable us to fund our operating expenses and capital expenditures through at least the next 12 months from the issuance of our financial statements. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than expected. Our long-term viability is dependent on our ability to raise additional capital to finance our operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the clinical trials of our current or future product candidates, including milestone payments and sponsored research commitments associated with our license agreements for our drug candidates. In addition, we expect to incur additional costs associated with operating as a public company as we continue to grow, including increased legal, accounting, investor relations, and other expenses. The timing and amount of our operating expenditures will depend largely on our ability to:

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

If we raise additional funds through governmental funding, collaborations, strategic partnerships and alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table provides information regarding our cash flows for the periods presented: (in thousands)

	For the six months ended June 30,
	2026	2025
Net cash used in operating activities	$(11,042)	$(7,541)
Net cash used in investing activities	—	—
Net cash provided by financing activities	$1,568	$15,801

Operating Activities

During the six months ended June 30, 2026, $11.0 million of cash was used in operating activities. This was primarily attributable to our net loss of $13.1 million, partially offset by non-cash charges of $3.6 million. The change in our operating assets and liabilities was primarily due to $1.1 million of payments for vendors and a $0.1 million payment for our directors and officers' insurance

During the six months ended June 30, 2025, $7.5 million of cash was used in operating activities. This was primarily attributable to our net loss of $11.7 million, partially offset by non-cash charges of $3.1 million. The change in our operating assets and liabilities was primarily due to a $2.4 million increase in accounts payable to our vendors and a $0.1 million payment for our directors and officers' insurance.

Financing activities

During the six months ended June 30, 2026, net cash provided by financing activities was $1.6 million, consisting primarily of net proceeds from the  ATM Program.

During the six months ended June 30, 2025, net cash provided by financing activities was $15.8 million, consisting of $14.0 million of net proceeds from the sale of common stock through the February 2025 public offering and the ATM Program.

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

Pursuant to the NXP100 and NXP200 License Agreement, we are required to make payments to Haisco Pharmaceutical Group Co., Ltd. ("Haisco"), for the achievement of certain development, regulatory and commercial sales milestones, including an upfront payment of $20.0 million which was paid in July 2026, totaling up to approximately $1.4 billion in potential milestone payments, and 9% to 14% royalties on a tiered basis on net sales.

Pursuant to the NXP900 License Agreement, we are required to make payments to the UoE for certain development and regulatory milestones, including up to $45.0 million related to pre-approval milestones, up to $279.6 million (in addition to the $45.0 million) in regulatory and commercial sales milestones, mid-single digit to 8% royalties on a tiered basis on net sales and 2.5% of the gross amount of each of our future fund raising to a cumulative total of $3.0 million, unless development ceases. Additionally, we will provide UoE with up to an additional $754,000 in research and development support.

Pursuant to the NXP800 License Agreement, we are required to make payments to the ICR for certain development and regulatory milestones, including up to $22.0 million related to pre-approval milestones, up to $178 million (in addition to the $22.0 million) in regulatory and commercial sales milestones, and mid-single-digit to 10% royalties on a tiered basis on net sales, unless development ceases. Additionally, we originally agreed to provide the ICR with up to an additional $0.5 million in research and development. On March 31, 2022, we agreed to provide the ICR with an additional $0.4 million in research and development support ($0.9 million total).   In July 2025, we announced a final clinical data update from the NXP800 Phase 1b study in ovarian cancer. Further development of NXP800 in ovarian cancer will not be pursued, and in the coming months we will evaluate the feasibility of development opportunities for NXP800 in other cancer types in which the patients’ performance status and other characteristics may allow treatment with NXP800 to be more impactful.

We do not currently have any long-term leases. We rent our office space in Fort Lee, New Jersey, based on a one-year agreement signed on May 1, 2026.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of our initial public offering is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company for as long as either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year, and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

As of June 30, 2026, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in and Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We were incorporated in Delaware in July 2020, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying, investigating, licensing and evaluating potential product candidates, establishing arrangements with third parties for the manufacture of our product candidates and component materials, and conducting research and development activities. While all our product candidates are in the clinical development phase, we have not yet demonstrated our ability to successfully conduct or complete any clinical development program for any of our drug candidates, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be accurate.

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

We have incurred losses in each period since we incorporated in July 2020. Since inception through the end of June 30, 2026, we had an accumulated deficit of $112.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we continue our research and development efforts for our lead product candidate; conduct preclinical studies and clinical trials for our current and future product candidates; seek marketing approvals for any current or future product candidate that successfully completes clinical trials; experience any delays or encounter any issues with any of the above; establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any current or future product candidates for which we may obtain regulatory approval; obtain, expand, maintain, enforce and protect our intellectual property portfolio; hire additional clinical, regulatory and scientific personnel; and operate as a public company.

Our product candidates, NXP100, NXP200 and NXP900, are in clinical development. Our product candidates, and any future product candidates that we may develop will require additional preclinical and/or clinical studies, regulatory review and approval, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can potentially generate any revenue from product sales. To date, we have not generated any revenue from our product candidate. Our ability to generate revenue will depend on a number of factors, including, but not limited to:

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

As of June 30, 2026, we were not aware of any tariffs affecting our operations.

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

We are early in our development efforts and are substantially dependent on our ability to advance NXP100, NXP200, NXP900 or any of our other future product candidates through preclinical and clinical development, identify safe and effective doses and dosing schedules for our drug candidates, obtain regulatory approval and ultimately commercialize NXP100, NXP200, NXP900 or any of our other future product candidates; if we experience delays in doing so, our business will be materially harmed.

Our ability to generate product revenues from NXP100, NXP200, NXP900 or any of our other future product candidates depends heavily on the successful clinical development and eventual commercialization of these drug candidates. In addition, our drug development programs may contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population based on genetic mutations and other alterations. Companion diagnostics are subject to regulation as medical devices and must themselves receive marketing authorization from the FDA or certain other foreign regulatory agencies before they may be marketed. If a companion diagnostic is essential to the safe and effective use of any of our current and future product candidates, the FDA may require that the companion diagnostic meets the applicable standard for safety and effectiveness or for substantial equivalence for use with our product candidates before either the product candidates or companion diagnostic may be marketed in the United States.

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

We may experience setbacks that could delay or prevent regulatory approval of, or our ability to commercialize, NXP100, NXP200 and NXP900, or future product candidates, including:

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

In addition, because we have limited financial and personnel resources and are focusing primarily on developing NXP100, NXP200 and NXP900, we may forgo or delay pursuit of other future product candidates that may prove to have greater commercial potential and may fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

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

Clinical trials may be subject to delays as a result of patient enrollment taking longer than anticipated or greater than anticipated subject withdrawal. We may not be able to initiate or continue clinical trials for our current or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. The enrollment of patients depends on many factors, including:

●	patient identification and eligibility and inclusion/exclusion criteria defined in the protocol, including based on the presence of specific genetic/molecular alterations;

●	the size of the target disease patient population or the size of the patient population required to be enrolled for analysis of the clinical trial’s primary and secondary endpoints and the process for identifying patients;
●	potential disruptions caused by major public health issues, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of health care resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;
●	we are developing our drug candidates for certain rare diseases which may require us to engage clinical sites outside of the US in order to enroll appropriate patients into clinical trials. This can prolong the clinical trial process and increase the costs associated with the clinical trials
●	the proximity of patients to clinical trial sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and expertise;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the availability of competing commercially available therapies and other competing product candidates’ clinical trials;
●	our ability to obtain and maintain IRB approvals for clinical sites and clinical trial subject informed consents; and
●	the risk that subjects enrolled in clinical trials will drop out of the trials before completion.

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

Before obtaining regulatory approvals for the commercial sale of our current or future product candidates, including NXP100, NXP200, and NXP900, we must demonstrate through lengthy, complex and expensive studies that our current or future product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing are expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our current product candidates are in an early stage of development, there is a high risk of failure.

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

Our IND for NXP900 is in effect. However, we may be unable to submit additional IND or similar applications or other clinical research on our expected timelines for NXP100 and NXP200. Moreover, while we have previously obtained Clinical Trial Application (“CTA”) and IND, we cannot be sure that issues will not arise that may lead to the delay, suspension or termination of such clinical trials. Any failure to file, IND or similar applications or other clinical research authorizations will adversely impact our expected timelines to obtain regulatory acceptance for the commencement of our trials and may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

If our product candidates, NXP100, NXP200 and NXP900, are approved, they will likely compete with competitor drugs and other drugs that are currently in development. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market.

Regulatory approval of our licensed products in one jurisdiction does not ensure approval in other jurisdictions, and failure to obtain approvals in additional markets could limit our commercial opportunity.

Marketing approval for ciprocopan (NXP100) in China for the treatment of paroxysmal nocturnal hemoglobinuria ("PNH"), and we will seek to obtain regulatory approval for ciprocopan and our other product candidates in additional jurisdictions, including the United States, the European Union, and other markets. Regulatory authorities in different countries and regions, including the FDA, and the European Medicines Agency ("EMA"), operate independently of one another, apply different regulatory standards and requirements, and evaluate clinical and non-clinical data, manufacturing processes, and labeling using their own respective review criteria, timelines, and procedures. Approval of ciprocopan by the NMPA does not bind, and is not predictive of, the decisions of the FDA, the EMA, or any other regulatory authority, and we may be required to conduct additional or different clinical trials, provide additional non-clinical or manufacturing data, or otherwise satisfy requirements that differ materially from those imposed by the NMPA in order to obtain approval in other jurisdictions.

As a result, we cannot assure investors that regulatory authorities outside of China will reach similar conclusions regarding the safety and efficacy of ciprocopan, or that we will obtain marketing approval in the United States, the European Union, or any other jurisdiction on the timeline we anticipate, or at all. Differences in patient populations, standard of care, trial design expectations, and post-approval commitments among jurisdictions may require us to generate additional clinical data at significant additional cost and delay, and there is no guarantee such data would support approval even if generated. Any delay or failure to obtain regulatory approval in jurisdictions outside of China would limit the commercial opportunity for ciprocopan and could have a material adverse effect on our business, financial condition, and results of operations.

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

The time and expense of the approval process, as well as the unpredictability of future clinical trial results and other contributing factors, may result in our failure to obtain regulatory approval to market NXP100, NXP200, NXP900 or any other drug candidates we may seek to develop in the future, which would significantly harm our business, results of operations and prospects. In such case, we may also not have the resources to conduct new clinical trials and we may determine that further clinical development of any such drug candidate is not justified and may discontinue any such programs.

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

Changes in U.S. regulatory or trade policy affecting the development or importation of drug candidates originating in China could adversely impact our development plans for NXP100 and NXP200.

NXP100 and NXP200 were in-licensed from Haisco Pharmaceutical Group Co., Ltd. ("Haisco"), a China-based pharmaceutical company, and our development plans for both product candidates depend in part on our ability to receive technology transfer, know-how, and materials originating in China, and to rely on data and other information generated in connection with Haisco's China-based development activities. Changes in U.S. laws, regulations, executive orders, or government policy that make it more difficult to develop, import, or rely on drug candidates, materials, or data originating in China could adversely affect our ability to execute our development plans for NXP100 and NXP200.

Such changes could include, among others:

●	new or expanded export control, import restriction, or licensing requirements applicable to materials, technology, or technical data transferred from China to the United States;
●	restrictions or prohibitions on U.S. persons or companies engaging in transactions, collaborations, or licensing arrangements with China-based counterparties, whether through legislation, executive order, sanctions programs, or outbound/inbound investment screening mechanisms;
●	heightened FDA scrutiny of, or new requirements applicable to, clinical, nonclinical, or manufacturing data generated in China, including changes affecting the acceptability of such data in support of U.S. regulatory submissions;
●	changes in FDA or other U.S. regulatory agency policy regarding inspection access to, or reliance on inspections of, manufacturing or clinical trial sites located in China;
●	imposition of tariffs, customs restrictions, or other trade barriers affecting the import of active pharmaceutical ingredients, intermediates, or finished materials sourced from China; and
●	broader deterioration in U.S.-China relations resulting in legislative or administrative action specifically targeting pharmaceutical or biotechnology collaborations with China-based entities.

Any of the foregoing could delay or prevent our ability to obtain necessary materials, technology, or data from Haisco, require us to identify alternative sources or generate duplicative data at significant additional cost and delay, or otherwise impair our ability to advance NXP100 and NXP200 on our anticipated timelines or at all. We have limited or no ability to control or predict changes in U.S. regulatory or trade policy, and we cannot assure you that our development plans will not be adversely affected by future legislative, regulatory, or administrative action targeting China-originated pharmaceutical development. Any such disruption could have a material adverse effect on our business, financial condition, and results of operations.

Changes in U.S. regulatory or trade policy affecting the development or importation of drug candidates originating in China could adversely impact our development plans for NXP100 and NXP200.

NXP100 and NXP200 were in-licensed from Haisco Pharmaceutical Group Co., Ltd. ("Haisco"), a China-based pharmaceutical company, and our development plans for both product candidates depend in part on our ability to receive technology transfer, know-how, and materials originating in China, and to rely on data and other information generated in connection with Haisco's China-based development activities. Changes in U.S. laws, regulations, executive orders, or government policy that make it more difficult to develop, import, or rely on drug candidates, materials, or data originating in China could adversely affect our ability to execute our development plans for NXP100 and NXP200.

Such changes could include, among others:

●	new or expanded export control, import restriction, or licensing requirements applicable to materials, technology, or technical data transferred from China to the United States;
●	restrictions or prohibitions on U.S. persons or companies engaging in transactions, collaborations, or licensing arrangements with China-based counterparties, whether through legislation, executive order, sanctions programs, or outbound/inbound investment screening mechanisms;
●	heightened FDA scrutiny of, or new requirements applicable to, clinical, nonclinical, or manufacturing data generated in China, including changes affecting the acceptability of such data in support of U.S. regulatory submissions;
●	changes in FDA or other U.S. regulatory agency policy regarding inspection access to, or reliance on inspections of, manufacturing or clinical trial sites located in China;
●	imposition of tariffs, customs restrictions, or other trade barriers affecting the import of active pharmaceutical ingredients, intermediates, or finished materials sourced from China; and
●	broader deterioration in U.S.-China relations resulting in legislative or administrative action specifically targeting pharmaceutical or biotechnology collaborations with China-based entities.

Any of the foregoing could delay or prevent our ability to obtain necessary materials, technology, or data from Haisco, require us to identify alternative sources or generate duplicative data at significant additional cost and delay, or otherwise impair our ability to advance NXP100 and NXP200 on our anticipated timelines or at all. We have limited or no ability to control or predict changes in U.S. regulatory or trade policy, and we cannot assure you that our development plans will not be adversely affected by future legislative, regulatory, or administrative action targeting China-originated pharmaceutical development. Any such disruption could have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to our Intellectual Property

We currently hold a license to certain intellectual property rights relating to our product candidates, NXP100, NXP200 and NXP900, as well as intellectual property rights relating to other compounds that modulate the SRC and YES1 kinases. If we are unable to maintain patent and other intellectual property protection for NXP100, NXP200 and NXP900, and to obtain and maintain patent and other intellectual property protections for our other current or future product candidates and technology, or if the scope of intellectual property protection obtained or maintained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize NXP100, NXP200, NXP900, or any other current or future product candidates or technology may be adversely affected.

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

If we are unable to secure additional patent protection or maintain existing or future patent protection with respect to NXP100, NXP200, NXP900, or any other proprietary products and technology we develop, our business, financial condition, results of operations, and prospects would be materially harmed.

We currently hold a license to certain intellectual property relating to NXP100, NXP200 and NXP900.

We have licensed one patent family covering the composition of matter for NXP100, NXP200 and NXP900, which have been granted in key territories including the U.S., EU, Japan, and China. The statutory expiration for patents is March 2042 for NXP100, July 2042 for NXP200 and April 2036 for NXP900, without considering any possible patent term extension.

If the scope of our patent protection, whether now or in the future, with respect to NXP100, NXP200, NXP900, or our future product candidates and technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Any failure to obtain or maintain patent protection, through our own patents or through in-licensing, with respect to NXP100, NXP200, NXP900 and our future product candidates would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are currently a party to licenses which grant us certain intellectual property rights relating to NXP100, NXP200 and NXP900. These agreements impose numerous obligations on us to maintain our licensing rights, including development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations. In spite of our efforts, our licensor might conclude that we have materially breached our license agreement and might therefore terminate the license agreement, thereby removing or limiting our ability to develop and commercialize NXP100, NXP200 or NXP900 (and other compounds covered by the licenses).

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

Additionally, since we rely on licenses from third parties, those licensors control prosecution and maintenance of the underlying patents or other IP. As a result, we as the licensee may have limited or no ability to compel the licensors to take enforcement action against third-party infringers. If the licensors fail to maintain or defend the intellectual property, our competitive position could be harmed.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must rely on outside vendors to manufacture our current or future product candidates. We rely on a single CMO to manufacture NXP900 drug substance and another single CMO to manufacture NXP900 drug product.  There is no assurance that we will be able to retain these relationships, and if we are unable to maintain these relationships, we could experience delays in our development efforts. There is no assurance that our CMOs will be successful in manufacturing NXP100, NXP200 or NXP900 drug substance or product. If NXP100, NXP200, NXP900 or any other drug candidate we may develop or acquire in the future receives regulatory approval, we will likely rely on one or more CMOs to manufacture the commercial supply of such drugs.

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

We are substantially dependent on Haisco Pharmaceutical Group for the transfer of technology, know-how, and supply of certain materials necessary to execute our development and commercialization plans for NXP100 and NXP200, and any disruption in this relationship could materially harm our business.

We are substantially dependent on our in-licensing partner, Haisco Pharmaceutical Group Co., Ltd. ("Haisco"), for the transfer of technical knowledge and know-how, and for the supply of certain materials, including active pharmaceutical ingredients, intermediates, and other components, necessary to execute our development, manufacturing, and commercialization plans for both NXP100 and NXP200. Our ability to advance these programs on our anticipated timelines, and ultimately to develop, manufacture, and commercialize

NXP100 and NXP200 successfully, depends in substantial part on Haisco's willingness and ability to timely and completely transfer the requisite technology, documentation, and institutional know-how, and to supply us, or third parties on our behalf, with materials that meet applicable specifications and quality standards.

This dependence subjects us to a number of risks, including that:

●	Haisco may fail to transfer complete, accurate, or timely technical information, analytical methods, manufacturing processes, or other know-how necessary for us to independently develop, manufacture, or seek regulatory approval for NXP100 or NXP200, which could delay or prevent our development and commercialization efforts;
●	Haisco may be unable or unwilling to supply materials in the quantities, quality, or timeframes we require, whether due to capacity constraints, competing priorities, financial difficulties, regulatory actions affecting its facilities, or other operational disruptions;
●	materials supplied by Haisco may not meet applicable regulatory, quality, or specification requirements, which could result in delays, rejected batches, additional testing, or the need to identify and qualify alternative sources;
●	we have limited or no control over Haisco's manufacturing processes, quality systems, supply chain, or business priorities, and any deficiencies in these areas may not become apparent to us until late in the development or commercialization process;
●	Haisco is subject to Chinese laws, regulations, and government actions, including those relating to export controls, foreign exchange, and outbound transfers of technology or materials, any of which could delay or restrict its ability to perform its obligations to us;
●	identifying, qualifying, and transitioning to an alternative source of the relevant technology, know-how, or materials, if necessary, would likely be costly and time-consuming, and may not be feasible on commercially reasonable terms, or at all, particularly given the specialized nature of certain materials and processes;
●	any dispute with Haisco regarding the interpretation or performance of our license agreement, including with respect to technology transfer obligations, supply commitments, or quality standards, could result in delays, litigation, or termination of the agreement; and
●	deterioration in Haisco's financial condition, changes in its business strategy or ownership, or its prioritization of other partners or programs could reduce its ability or willingness to satisfy its obligations to us.

If Haisco fails to perform its obligations to us in a timely manner or in accordance with applicable regulatory requirements, or if our relationship with Haisco is disrupted or terminated for any reason, we may experience significant delays in the development, manufacturing, or commercialization of NXP100 and NXP200, incur substantial additional costs, or be unable to advance these programs at all. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

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

As of July 31, 2026, we had 16 full-time employees. We also contract for various services through consulting and vendor agreements. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations.

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

As of July 31, 2026, our executive officers, directors, and 5% stockholders beneficially owned approximately 40.0% of our voting stock and anticipate that the same group will hold a significant portion of our outstanding voting stock for the foreseeable future. These stockholders will have the ability to influence us through their ownership position. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

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

We are an emerging growth company, as defined in the JOBS Act, and a smaller reporting company, as defined in Regulations S-K. For as long as we continue to be an emerging growth company and/or a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies and smaller reporting companies, including: exemption from the auditor attestation requirements of Section 404 of SOX, as amended; being permitted to provide only two years of our audited financial statements and correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; exemption from any Public Company Accounting Oversight Board requirement regarding audit firm rotation or an auditor report supplement providing additional information about the audit and financial statements; reduced disclosure obligations regarding executive compensation; and exemption from the nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Proceeds from Sales of Registered Securities

On August 24, 2022, our registration statement on Form S-1 (File No. 333-266857), which was filed on August 15, 2022, was declared effective by the SEC. Pursuant to such registration statement, we sold an aggregate of 1,015,598 shares of our common stock at a price of $8.25, and 909,091 of pre-funded warrants to purchase one share of common stock at $8.25 per share for aggregate net cash proceeds of approximately $14.3 million, which amount is net of $1.4 million in placement agent fees, and $0.3 million of other expenses incurred in connection with the offering. We closed the private placement on July 29, 2022. H.C. Wainright & Co acted as sole private placement agent for the offering. In this offering, we also issued to the investors who participated in the offering preferred investment options to purchase up to an aggregate of 1,924,689 shares of common stock, at an exercise price of $9.65 per share with a term of three and one-half years from the date of issuance. On July 15, 2025, the preferred investment option term was extended two additional years.

On February 6, 2025, our prospectus supplement on Form 424B5 (File No. 333-270657) was declared effective by the SEC. Pursuant to such prospectus supplement, we sold an aggregate of 3,105,000 shares of our common stock at a price of $5.00 per share for aggregate net cash proceeds of approximately $14.0 million, which amount is net of $1.1 million in underwriter’s discounts, and commissions, and $0.4 million of other expenses incurred in connection with the offering. We closed the offering on February 6, 2025. Lucid Capital Markets, LLC acted as sole underwriter for the offering.

We intend to use the net proceeds of these offerings to fund the development of NXP100, NXP200 and NXP900, to continue development and sponsored research related to our current product candidates or any future product candidate, hiring of additional personnel, capital expenditures, costs of operating as a public company and other general corporate purposes.

On July 1, 2026, the Company completed a public offering with Cantor Fitzgerald & Co., as representative of the underwriters, pursuant to which the Company agreed to sell 5,000,000 shares of common stock at a public offering price of $20.00 per share, pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-293459) and a related prospectus supplement filed with the Securities and Exchange Commission on June 30, 2026. On July 29, 2026, the underwriters fully exercised their option to purchase an additional 750,000 shares of common stock at a public offering price of $20.00 per share. The offering resulted in total net proceeds to the Company of approximately $106.3 million, after deducting underwriting discounts, commissions, and estimated offering expenses payable by the Company.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2026.
31.2*	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2026.
32.1**	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2026.
32.2**	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2026.
101*

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 4th day of August 2026.

Nuvectis Pharma, Inc.

By:	/s/ Ron Bentsur
	Name:	Ron Bentsur
	Title:	Chairman, Chief Executive Officer and President

By:	/s/ Michael J Carson
	Name:	Michael J Carson
	Title:	Vice President of Finance (Principal Financial and Accounting Officer)