Form 10-Q
period 2026-09-30
Nuvectis Pharma, Inc.
filed 2026-11-04
CIK 1875558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of October 30, 2026
Common Stock, $0.00001 par value	34,388,908

NUVECTIS PHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2026

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

Risks Related to our Financial Condition and Capital Requirements

●	We have a limited operating history, have only initiated a limited number of clinical trials, and have only a limited number of patients currently enrolled in our ongoing trials, and have not completed any pivotal trials to date. We do not have any products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
●	We have incurred losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery or identification, preclinical and clinical development, regulatory approval, and commercialization of our current or future product candidates.
●	Tariffs and other trade measures could adversely affect our business, results of operations, financial position, and cash flows.
●	We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce, or eliminate our research or product development programs, any future commercialization efforts, or other operations.

Risks Related to the Development of our Product Candidates

●	We are substantially dependent on the success of our product candidates, NXP100, NXP200 and NXP900.
●	Clinical trials are very expensive, time-consuming, and difficult to design and implement, and involve uncertain safety, tolerability, and efficacy outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. Our current or future product candidates may not have favorable results in early or later clinical trials, if any, or receive regulatory approval.
●	If we fail to demonstrate safety and/or efficacy for any or all of our product candidates, we may need to terminate development programs, which may harm our reputation and the business.
●	The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for NXP100, NXP200 and NXP900 or any future product candidate.
●	If we are unable to obtain or maintain regulatory approval for our product candidates and ultimately cannot commercialize one or more of them, or experience significant delays in doing so, our business will be materially harmed.

Risks Related to Government Regulation

●	Denial of or delay in our receipt of required regulatory approvals may prevent or delay commercialization of our current or future product candidates, and our ability to generate revenue may be materially impaired.

●	Even if we receive regulatory approval of our current or future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our current or future product candidates.

●	Regulatory changes that make the development of drugs originating in China more difficult could adversely affect our development plans for NXP100 and NXP200.

Risks Related to our Intellectual Property

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents are not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

Risks Related to our Reliance on Third Parties

●	The manufacturing of our current product candidates is complex. Our third-party manufacturers may encounter difficulties or interruptions for various reasons, which could delay or entirely halt their ability to manufacture any of our current or future product candidates for clinical trials or, if approved, for commercial sale.
●	We plan to rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our current or future product candidates.
●	We are substantially dependent on our in-licensing partner for NXP100 and NXP200, Haisco, for the transfer of technology, know-how, and supply of certain materials to execute our plan for both NXP100 and NXP200.

Risks Related to Managing Growth and Employee Matters

●	Our future success depends on our ability to retain our executive officers and key employees and to attract, retain, and motivate qualified personnel and manage our human capital.
●	We currently have 19 full-time employees and will need to grow the size and capabilities of our organization. We may experience difficulties in managing this growth.

Risks Related to Commercial Activities

●	If any of our current or future product candidates do not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues from any such current or future product candidate may be limited.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our current or future product candidates.

Risks Related to Ownership of our Common Stock

●	We do not know whether an active, liquid, and orderly trading market will be maintained for our Common Stock or what the market price of our Common Stock will be, and, as a result, it may be difficult for you to sell your shares of our Common Stock.

●	We do not intend to pay dividends on our Common Stock in the foreseeable future, so any returns will be limited to the value of our stock, which may be volatile.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVECTIS PHARMA, INC.

CONDENSED BALANCE SHEETS

(USD in thousands, except per share and share amounts)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
CURRENT ASSETS
Cash and cash equivalents	$140,707	$31,634
Other current assets	132	75
TOTAL CURRENT ASSETS	140,839	31,709

TOTAL ASSETS	$140,839	$31,709

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES
Accounts payable	$5,761	$6,274
Accrued liabilities	2,109	115
Employee compensation and benefits	6,323	6,907
TOTAL CURRENT LIABILITIES	14,193	13,296
TOTAL LIABILITIES	14,193	13,296

COMMITMENTS AND CONTINGENCIES, see Note 3

SHAREHOLDERS’ EQUITY, see Note 4

Common Shares, $0.00001 par value – 60,000,000 shares authorized as of September 30, 2026, and December 31, 2025, 34,388,908, and 25,676,798 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively

	*	*
Additional paid in capital	269,473	118,100
Accumulated deficit	(142,827)	(99,687)
TOTAL SHAREHOLDERS’ EQUITY	126,646	18,413
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$140,839	$31,709

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(USD in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
OPERATING EXPENSES
Research and development	$27,370	$5,774	$36,160	$13,067
General and administrative	3,679	2,020	8,346	6,890

OPERATING LOSS	(31,049)	(7,794)	(44,506)	(19,957)
Finance income	979	332	1,366	829

NET LOSS	$(30,070)	$(7,462)	$(43,140)	$(19,128)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(30,070)	$(7,462)	$(43,140)	$(19,128)
EFFECT OF WARRANTS MODIFICATION	—	(2,429)	—	(2,429)
TOTAL NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(30,070)	$(9,891)	$(43,140)	$(21,557)
BASIC AND DILUTED NET LOSS PER COMMON SHARE OUTSTANDING	$(1.02)	$(0.44)	$(1.69)	$(1.01)
Basic and diluted weighted average number of common shares outstanding	29,466,698	22,719,057	25,474,553	21,351,228

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

	Common shares		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2024	19,495,683	*	$82,958	$(73,245)	$9,713
Share-based payments	—	—	1,368	—	1,368
Issuance of restricted share awards	844,087	—	—	—	—
Issuance of common shares, net of offering costs of $1,552 - Public offering	3,105,000	*	13,973		13,973
Issuance of common shares, net of offering costs of $41 - At-the-market	189,816	*	1,232	—	1,232
Net loss for the period	—	—	-	(5,332)	(5,332)
BALANCES AT MARCH 31, 2025	23,634,586	*	$99,531	$(78,577)	$20,954
Share-based payments	—	*	1,731	—	1,731
Issuance of restricted share awards	181,000	*	—	—	—
Issuance of common shares, net of offering costs of $55 - At-the-market	62,001	*	521	—	521
Net loss for the period	—	—	-	(6,334)	(6,334)
BALANCES AT JUNE 30, 2025	23,877,587	*	$101,783	$(84,911)	$16,872
Share-based payments	—	*	1,457	—	1,457
Issuance of restricted stock awards	55,000	*	—	—	—
Issuance of common stock, net of offering costs of $39 - At-the-market	1,707,309	*	13,143	—	13,143
Net loss for the period	—	—	-	(7,462)	(7,462)
BALANCES AT SEPTEMBER 30, 2025	25,639,896	*	$116,383	$(92,373)	$24,010

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(USD in thousands, except share amounts)

(unaudited)

	Common Shares		Additional		Total
	$0.00001 Par Value		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES AT DECEMBER 31, 2025	25,676,798	*	$118,100	$(99,687)	$18,413
Share-based payments	—	—	1,850	—	1,850
Issuance of restricted share awards	847,904	—	—	—	—
Issuance of common shares, net of offering costs - At-the-market	831	*	7	—	7
Net loss for the period	—	—	—	(6,050)	(6,050)
BALANCES AT MARCH 31, 2026	26,525,533	*	$119,957	$(105,737)	$14,220
Share-based payments	—	*	1,709	—	1,709
Issuance of restricted share awards	155,000	*	—	—	—
Issuance of common shares, net of offering costs of $4 - At-the-market	14,295	*	173	—	173
Net loss for the period	—	—	—	(7,020)	(7,020)
BALANCES AT JUNE 30, 2026	26,694,828	*	$121,839	$(112,757)	$9,082
Share-based payments	—	*	2,421	—	2,421
Issuance of restricted share awards	232,000	*	—	—	—
Exercise of share warrants	22,080	*	138	—	138
Issuance of common shares, net of offering costs of $8,223 - Public offering	5,750,000	*	106,777	—	106,777
Issuance of common shares, net of offering costs of $1,189 - At-the-market	1,690,000	*	38,298		38,298
Net loss for the period	—	—	—	(30,070)	(30,070)
BALANCES AT SEPTEMBER 30, 2026	34,388,908	*	$269,473	$(142,827)	$126,646

*	Represents an amount lower than $1 USD.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NUVECTIS PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(USD in thousands, except per share and share amounts)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,140)	$(19,128)
Adjustments to reconcile loss to net cash used in operating activities: Cost of share-based payments	5,980	4,556
Changes in operating assets and liabilities:
Increase in other current assets	(57)	(71)
(Decrease)/increase in accounts payable	(513)	3,941
Increase/(decrease) in accrued liabilities	1,994	(775)
Decrease in employee compensation and benefits	(584)	(558)
Net cash used in operating activities	$(36,320)	$(12,035)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares - At-the market offering	$39,667	$15,437
Issuance costs related to At-the-market offering	(1,189)	(466)
Proceeds from exercise of warrants	138	—
Proceeds from public offering	115,000	15,525
Issuance costs related to public offering	(8,223)	(1,552)
Net cash provided by financing activities	$145,393	$28,944
INCREASE IN CASH AND CASH EQUIVALENTS	$109,073	$16,909
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$31,634	$18,533
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$140,707	$35,442

Supplemental noncash disclosure of investing and financing activities:
Unpaid issuance costs related to ATM	—	75

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

b.	In August 2021, the Company entered into a worldwide, exclusive license agreement with the University of Edinburgh, Scotland, for the Company’s drug candidate NXP900. In June 2026, the Company entered into a license agreement with Haisco Pharmaceutical Group Co., Ltd. for an exclusive, worldwide license (excluding Greater China, and, with respect to one of the two licensed compounds, also excluding India and certain Southeast Asian territories) to develop, manufacture, and commercialize two clinical-stage drug candidates: NXP100, and NXP200 (see Note 3a).
c.	Liquidity and Capital Resources

The Company has incurred net operating losses since its inception and had an accumulated deficit of $142.8 million as of September 30, 2026. The Company had cash and cash equivalents of $140.7 million as of September 30, 2026, and has not generated positive cash flows from operations. To date, the Company has primarily funded its operations through the issuance and sale of common stock.

During the three months ended September 30, 2026, the Company sold a total of 1,690,000 common shares under its At-the-Market Program for aggregate gross proceeds of approximately $39.5 million at an average selling price of $23.36 per share, resulting in net proceeds of approximately $38.3 million after deducting $1.2 million in issuance costs.

During the nine months ended September 30, 2026, the Company sold a total of 1,705,126 common shares under its At-the-Market Program for aggregate total gross proceeds of approximately $39.7 million at an average selling price of $23.26 per share, resulting in net proceeds of approximately $38.5 million after deducting $1.2 million in issuance costs.

On July 1, 2026, the Company completed a public offering selling 5,000,000 common shares at a price of $20.00 per share.  The gross proceeds from the transaction were $100 million. On July 29, 2026, the underwriters exercised their option to purchase an additional 750,000 shares at a price of $20.00 per share.  The gross proceeds from the exercise of this option were $15 million.  The offering resulted in total net proceeds of approximately $106.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Management believes that its existing cash and cash equivalents as of September 30, 2026, enable the Company to fund planned operations for at least 12 months following the issuance date of these condensed financial statements.

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

In the opinion of management, the unaudited condensed financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the period ended September 30, 2026, are not necessarily indicative of those expected for the year ending December 31, 2026, or for any future period. The condensed balance sheet as of September 30, 2026 and December 31, 2025, included herein was derived from the audited financial statements as of those dates but does not include all disclosures required by U.S. GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 11, 2026.

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

During the three and nine months ended September 30, 2026 and 2025, there were no transfers between fair value measure levels. Other financial instruments consist mainly of cash and cash equivalents, as well as other current assets, accounts payable, and accrued liabilities. The fair value of these financial instruments approximates their carrying values.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 and the Company expects no material impact on consolidated financial statements of adopting.

e.	Recent Accounting Pronouncements - Adopted

In September 2025, FASB issued Accounting Standards Update No. 2025-07, Derivatives and Hedging (Topic 815): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 refines the scope of Topic 815 and provides additional guidance regarding share-based noncash consideration received from a customer in a revenue contract under Topic 606. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2025-07 effective January 1, 2026 utilizing the prospective transition method. The adoption did not have a material impact on the Company’s unaudited condensed financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES:

a.	License Agreements

Haisco Pharmaceuticals License Agreement

On June 22, 2026 (the "Execution Date"), the Company entered into an Exclusive License Agreement (the "Haisco Agreement") with Haisco Pharmaceutical Group Co., Ltd. ("Haisco"), pursuant to which Haisco granted the Company an exclusive, worldwide license (excluding Greater China, and, with respect to one of the two licensed compounds, also excluding India and certain Southeast Asian territories)(“the Territory”) to develop, manufacture, and commercialize two clinical-stage drug candidates: NXP100 (HSK39297, a complement Factor B inhibitor), and NXP200 (HSK42360, a paradox-breaker BRAF inhibitor).

The Haisco Agreement was subject to a financing condition and became effective on July 1, 2026 (the “Effective Date”), when the Company completed its public offering, thereby satisfying the financing condition. Under the terms of the Haisco Agreement, in July 2026, after the public offering closed, the Company paid Haisco a one-time, non-refundable, non-creditable upfront payment of $20.0 million. Haisco is also eligible to receive up to approximately $1.4 billion in contingent payments if specified development, regulatory and commercial milestones are achieved. Haisco is also eligible to receive tiered royalties ranging from the high-single digits to the mid-teens on annual net sales of NXP100 and NXP200 in the Territory, subject to reduction under certain circumstances as provided in the Haisco Agreement. The Company is also required to pay Haisco a percentage of certain sublicense revenue, which varies based on the development stage of the applicable licensed product at the time the sublicense is granted. In addition, a change of control payment applies if, within eighteen months following the June 22, 2026 execution of the Haisco Agreement, the Company consummates or enters into an agreement or transaction that results in a change of control. In that case, the Company is required to pay Haisco a low double-digit percentage of the fair market value of the licensed rights, as determined by a mutually acceptable independent appraiser.

The Company evaluated the accounting treatment of the Haisco Agreement. The acquired set consists of the licensed rights, intellectual property, know-how, regulatory documentation, clinical data and manufacturing technology for the two clinical-stage drug candidates. The Company concluded that this set does not meet the definition of a business under ASC 805, Business Combinations, because it does not include an input and a substantive process, including an organized workforce, that together significantly contribute to the ability to create outputs. Accordingly, the transaction was accounted for as an asset acquisition. The acquired assets represent in-process research and development (“IPR&D”) that had not received regulatory approval and had no alternative future use as of the Effective Date. Therefore, the $20.0 million upfront payment was recorded as research and development expense in accordance with ASC 730, Research and Development. The Company incurred no transaction costs in connection with the acquisition.

The milestone, royalty, sublicense revenue and change of control payments represent contingent consideration. Following the Company’s early adoption of ASU 2025-07 effective January 1, 2026, the Company determined that these payments qualify for scope exceptions from derivative accounting under ASC 815, Derivatives and Hedging. They are therefore accounted for under ASC 450, Contingencies, and recognized when they become probable and reasonably estimable. As of September 30, 2026, none of the contingent payments were considered probable, and accordingly no liability has been recorded. Milestone and change of control payments attributable to programs that have not received regulatory approval will be recognized as research and development expense. Payments due upon or after regulatory approval will be capitalized as intangible assets and amortized over the estimated useful life of the related product. Royalty and sublicense revenue payments will be recognized as cost of sales.

Any potential milestone or royalty payment amounts have not been accrued as of September 30, 2026, due to the uncertainty related to the achievement of these events or milestones.

CRT Pioneer Fund License Agreement

There have been no material changes to the CRT Pioneer Fund License Agreement, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 11, 2026 (see Note 5a in the Notes to the Financial Statements in our Annual Report).

Any potential milestone or royalty payment amounts have not been accrued as of September 30, 2026, and December 31, 2025, due to the uncertainty related to the achievement of these events or milestones.

University of Edinburgh License Agreement

There have been no material changes to the University of Edinburgh (“UoE”) License Agreement as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 11, 2026 (see Note 5a in the Notes to the Financial Statements in our Annual Report).

As of September 30, 2026, the Company has paid UoE $1.2 million of the total of up to $3.0 million related to the fundraising commitment. For the three and nine months ended September 30, 2026, the Company accrued $1.8 million for a total of $3.0 million related to the fundraising commitment from the July 2026 public offering.

b.	Related Party Transactions

There have been no related party transactions in the reported quarter.

c.	Contingencies

As of September 30, 2026, and December 31, 2025, there are no contingent liabilities; therefore, no provision was made.

NOTE 4 – SHAREHOLDERS’ EQUITY:

a.	Public Offering

In July 2026, the Company completed a public offering selling 5,750,000 common shares at a price of $20.00 per share, receiving net proceeds of $106.8 million after deducting underwriting discounts and commissions of approximately $8.2 million and other offering expenses.

In February 2025, the Company completed a public offering in which it sold 3,105,000 shares of common stock at $5.00 per share, receiving net proceeds of $14.0 million after deducting underwriting discounts and commissions of $1.1 million and other offering expenses of $0.4 million.

In February 2022, the Company granted to the underwriter of the IPO 128,000 fully vested warrants upon the IPO, exercisable into common shares with an exercise price of $6.25 per share for 5 years after the grant date. The 128,000 fully vested warrants had an estimated value (based on Black-Scholes model) of approximately $458,000 and were recognized as a reduction from gross proceeds of the IPO. Prior to December 31, 2025, IPO warrants totaling 105,920 were exercised for $0.7 million. As of September 30, 2026, the final IPO warrants totaling 22,080 were exercised for $0.1 million.

NOTE 5 – SHARE-BASED PAYMENTS:

a.	2021 Global Equity Incentive Plan (“Incentive Plan”)

Restricted Stock Awards

Restricted stock awards (“RSAs”) have been granted to employees. The value of an RSA award is based on the Company’s share price on the date of grant. The Company granted RSAs in accordance with the Incentive Plan.

The following table summarizes the Company’s RSA activity for the nine months ended September 30, 2026, as described above, relating to the RSAs granted pursuant to the Incentive Plan:

		Weighted	Weighted average	Aggregated
	Number of	average grant	contractual term	intrinsic value
	shares	date fair value	(in years)	(in thousands)
Balance, December 31, 2025	2,226,566	$7.39	0.78	$16,916
Granted	1,234,904	10.89
Forfeited	(67,075)
Vested	(360,619)
Outstanding – September 30, 2026	3,033,776	$8.18	1.30	$64,073
Expected to vest – September 30, 2026	3,033,776	$8.18	1.30	$64,073

As of September 30, 2026, there was $10.3 million of total unrecognized compensation cost related to RSAs expected to be recognized over a weighted average period of 1.30 years.

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

Share Compensation Expense

For the three months ended September 30, 2026, the Company recognized expenses of $0.9 million as part of general and administrative expenses and $1.5 million as part of research and development expenses. For the three months ended September 30, 2025, the Company recognized expenses of $0.6 million as part of general and administrative expenses and $0.9 million as part of research and development expenses.

For the nine months ended September 30, 2026, the Company recognized expenses of $2.2 million as part of general and administrative expenses and $3.8 million as part of research and development expenses. For the nine months ended September 30, 2025, the Company recognized expenses of $1.9 million as part of general and administrative expenses and $2.6 million as part of research and development expenses.

NOTE 6 – NET LOSS PER SHARE:

a.	Basic

Basic net loss per share is calculated by dividing the net loss attributable to the Company’s stockholders by the weighted average number of common shares outstanding.

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	in thousand U.S. dollars except per share and share amounts
Net loss	$(30,070)	$(7,462)	$(43,140)	$(19,128)
Effect of warrants modification, see Note 6	—	(2,429)	—	(2,429)
Total net loss attributable to common shareholders	$(30,070)	$(9,891)	$(43,140)	$(21,557)
Basic and diluted net loss per common share	(1.02)	(0.44)	(1.69)	(1.01)
Weighted average of common shares outstanding	29,466,698	22,719,057	25,474,553	21,351,228

Basic loss per share is calculated by dividing the result attributable to equity holders of the Company by the weighted average number of shares of common stock in issue during the period.

	For the three months ended	For the nine months ended
	September 30, 2026	September 30, 2026
Weighted average of common shares	32,445,721	28,226,422
Average unvested RSAs	(2,979,023)	(2,751,869)
Weighted average of common shares outstanding	29,466,698	25,474,553

b.	Diluted

The following potentially dilutive securities were excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive for the periods presented:

	September 30,
	2026	2025
Common shares issuable in relation to:
Warrants	137,790	159,870
Options	348,281	348,281
Unvested RSAs *	3,057,634	2,434,123

*	Includes 193,557 of RSAs granted outside of the Incentive Plan; see explanation in Note 5.

NOTE 7 – SEGMENT REPORTING:

a.	The Company operates in one reportable segment: clinical development. The clinical development segment facilitates the development of potential new drug compounds, and its business is unified for the purpose of valuing its performance.

Management does not segregate its business for internal reporting. The Company's Chief Operating Decision Maker (“CODM”), who is the CEO, evaluates the Company's performance based on net losses its unified internal reporting, which is consistent with the presentation in the Company’s financial statements.

Net loss is used to make key operating decisions, such as allocation of resources between the company’s costs.

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

Significant segment expenses are presented in the Company’s statements of operations. Additional disaggregated significant segment expenses on a functional basis that are not separately presented on the Company’s statements of operations are presented below:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
R&D Employee Expenses	$2,804	$1,635	$6,832	$4,991
R&D Clinical Trial Expenses	2,221	1,736	5,388	4,377
R&D Manufacturing	545	402	2,140	1,234
R&D License Fees	21,801	2,000	21,801	2,438
G&A Professional Fees	2,285	1,116	4,979	4,118
G&A Employee Expenses	672	472	1,841	1,446
G&A Insurance and other	722	432	1,526	1,326
Other Segment Items *	(980)	(331)	(1,367)	(802)
Segment Loss	$30,070	$7,462	$43,140	$19,128

* - Other Segment Items included in net loss include finance income.

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

NXP100 (Complement Factor B Inhibitor)

In June 2026, we licensed exclusive world-wide development, manufacturing and commercial rights, excluding China, to NXP100/HSK39297/ciprocopan (“NXP100”) an oral, once daily, potent and selective small-molecule complement Factor B inhibitor (“CFBi”) in advanced stages of development. Factor B is a key component of the complement system, a clinically validated target with an FDA approved CFBi approved in several chronic diseases including paroxysmal nocturnal hematoglobinuria (“PNH”), IgA Nephropathy (“IgAN”), and C3 glomerulonephritis (C3G). Factor B is considered potentially important in other diseases such as lupus nephritis (“LN”), myasthenia graves (“MG”), and dry age-related macular degeneration (“d-AMD”). NXP100’s PK/PD profile enables a once-daily administration compared to iptacopan, the only FDA-approved factor B inhibitor, which is administered orally twice-daily, providing a potential dosing convenience advantage which is an important attribute for diseases requiring life-long therapy.

Ciprocopan (NXP100) has received marketing approval by the National Medical Products Administration (NMPA) in China for PNH patients previously untreated with complement inhibitors (treatment naive). A marketing application for previously treated PNH is under review, and a Phase 3 study for IgAN and a Phase 2 study in LN are ongoing in China. Based on cross-trial comparisons, NXP100 demonstrated similar activity to iptacopan, with a similar safety profile.

NXP200 (BRAF Inhibitor)

In June 2026, we licensed exclusive world-wide development, manufacturing and commercial rights, excluding China, to NXP200/HSK42360 an inhibitor of the BRAF serine/threonine kinase (“BRAFi”) that has the potential to be a best-in-class, brain-penetrant paradox breaker, overcoming broad-spectrum BRAF-related drug resistance and to become a treatment option for multiple solid tumor types and primary brain cancer. The paradox breaking properties of NXP200 have the potential to address key unmet needs associated with BRAF inhibition, including emerging resistance to first generation BRAFi while reducing toxicities associated with their usage. To date, NXP200 demonstrated excellent efficacy in treating low- and high-grade glioma in adult patients, and generated single agent durable responses in heavily pretreated patients with non-small cell lung cancer, colorectal, papillary thyroid and others. A phase 1b expansion study is ongoing in China.

In October, expanded NXP200 Phase 1b data in patients with recurrent or progressive BRAF V600-mutated gliomas were presented at the 2026 ESMO Congress by our partner Haisco. As of the May 4, 2026 cutoff, 27 efficacy-evaluable patients with recurrent or progressive BRAF V600 glioma were treated with NXP200 monotherapy, including 20 patients with high-grade glioma and 7 with low-grade glioma. Treatment with NXP200 resulted in an overall response rate (“ORR”) of 40.0% in the high-grade glioma cohort, including 3 complete responses (“CRs”) (one preliminary CR) and 42.9%, including one confirmed CR, in the low-grade glioma cohort (responses based on RANO 2.0 criteria). Notably, among the three patients previously treated with a BRAF inhibitor, two achieved a partial response and one had stable disease (“SD”). Deep responses (>80% tumor burden reduction) were achieved in 87.5% of responders with high-grade glioma and 66.7% of responders with low-grade glioma. 81.5% of patients achieved tumor reduction and the Disease Control Rate (ORR plus SD) was 85.2%. A phase 1b expansion study is ongoing in China.

NXP900 (SRC/YES1 Kinase Inhibitor)

We have licensed exclusive world-wide development and commercial rights to NXP900, a SRC Family Kinase (“SFK”) inhibitor that potently inhibits the c-Src (“SRC”) and YES1 kinases. NXP900 was discovered at the University of Edinburgh, Scotland.

There are two ongoing combination Phase 1b studies, and a third pending. The first trial is evaluating the safety, tolerability and preliminary efficacy of NXP900 combination with a market-leading EGFR, osimertinib, and the second is a combination study with the anaplastic lymphoma kinase (“ALK”) inhibitor, lorlatinib. An investigator-sponsored trial to evaluate the combination of NXP900 plus the recently approved daraxonrasib in patients with pancreatic cancer is planned at two leading medical centers in the U.S.

Results of Operations

From our inception on July 27, 2020, through September 30, 2026, we did not generate any revenue. Since our inception through September 30, 2026, our primary activities have been focused on the development of our four drug candidates, NXP100, NXP200, NXP900, and NXP800, including the completion of in-licensing agreements for each drug candidate, IND-enabling studies, and other organizational activities such as capital raising.  For NXP900, regulatory filings with the Medicines and Healthcare products Regulatory Agency (“MHRA”) and FDA, preparation and execution for the Phase 1a, Phase 1b (single agent) and Phase 1b (combination study with osimertinib) clinical trials for NXP900, which commenced in September 2023, August 2025 and December 2025, respectively.

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

The following table summarizes our results of operations expenses for the three months ended September 30, 2026 and 2025: (in thousands)

	Three Months Ended September 30,
	2026	2025	Change
OPERATING EXPENSES:
Research and development	$27,370	$5,774	$21,596
General and administrative	3,679	2,020	1,659

OPERATING LOSS	(31,049)	(7,794)	(23,255)
Finance income	979	332	647

NET LOSS	$(30,070)	$(7,462)	$(22,608)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025: (in thousands)

	For the three months ended September 30,		Increase/
	2026	2025	(Decrease)
Employee compensation and benefits	$2,804	$1,635	$1,169
Clinical expenses	2,221	1,736	485
Manufacturing	545	402	143
License fee	21,801	2,000	19,801
Professional services and other	(1)	1	(2)
Total research and development expenses	$27,370	$5,774	$21,596

Research and development expenses increased by $21.6 million, or 374%, during the three months ended September 30, 2026, compared to the same period in 2025. The increase in research and development expense during the three months ended September 30, 2026, was primarily driven by a $19.8 million increase in license fees due to $20.0 million related to our license agreement with Haisco Inc, $1.8 million in license fees to the University of Edinburgh related to our fund raising milestones, partially offset by $2.0 million in milestone achievements in 2025, $1.2 million increase in employee compensation and benefits, and $0.6 million increase in clinical trial and manufacturing expenses related to the development of NXP100, NXP200 and NXP900.

The following table summarizes our general and administrative expenses for the three months ended September 30, 2026 and 2025: (in thousands)

	For the three months ended September 30,
	2026	2025	Increase
Professional and consulting services	$2,285	$1,116	$1,169
Employee compensation and benefits	672	472	200
Insurance and other	722	432	290
Total general and administrative expenses	$3,679	$2,020	$1,659

General and administrative expenses increased by $1.7 million, or 82%, during the three months ended September 30, 2026, compared to the same period in 2025. The increase in general and administrative expenses during the three months ended September 30, 2026, was primarily driven by the $1.2 million increase in professional and consulting services, $0.2 million increase in employee compensation and benefits and $0.3 million increase related to public company-related expenses.

As a result of the foregoing, our loss from operations for the three months ended September 30, 2026, increased $23.3 million or 298%, compared to the same period in 2025.

The following table summarizes our results of operations expenses for the nine months ended September 30, 2026, and 2025:

(in thousands)

	Nine Months Ended September 30,
	2026	2025	Change
OPERATING EXPENSES:
Research and development	$36,160	$13,067	$23,093
General and administrative	8,346	6,890	1,456

OPERATING LOSS	(44,506)	(19,957)	(24,549)
Finance income	1,366	829	537

NET LOSS	$(43,140)	$(19,128)	$(24,012)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2026, and 2025:

(in thousands)

	For the nine months ended September 30,		Increase/
	2026	2025	(Decrease)
Employee compensation and benefits	$6,832	$4,991	$1,841
Clinical expenses	5,388	4,377	1,011
Manufacturing	2,140	1,234	906
License fee	21,801	2,438	19,363
Professional services and other	(1)	27	(28)
Total research and development expenses	$36,160	$13,067	$23,093

Research and development expenses increased by $23.1 million during the nine months ended September 30, 2026, compared to the same period in 2025.  The increase in research and development expenses during the nine months ended September 30, 2026, was primarily driven by a $19.4 million increase in license fees, a $1.8 million increase in employee compensation and benefits, $1.0 million increase in clinical trial expenses, and a $0.9 million increase in manufacturing expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2026, and 2025: (in thousands)

	For the nine months ended September 30,
	2026	2025	Increase
Professional and consulting services	$4,979	$4,118	$861
Employee compensation and benefits	1,841	1,446	395
Insurance and other	1,526	1,326	200
Total general and administrative expenses	$8,346	$6,890	$1,456

General and administrative expenses increased $1.5 million during the nine months ended September 30, 2026, compared to the same period in 2025. The increase in general and administrative expenses during the nine months ended September 30, 2026, was primarily driven by the $0.9 million increase in professional and consulting services related to public company-related expenses, a $0.4 million increase in employee compensation and benefits, and a $0.2 million increase in insurance and other expenses.

As a result of the foregoing, our loss from operations for the nine months ended September 30, 2026, increased $24.5 million, compared to the same period in 2025, which was primarily driven by increases in license fees, clinical trial expenses, manufacturing, and employee compensation and benefits.

Liquidity and Capital Resources

As of September 30, 2026, we had $140.7 million of cash and cash equivalents. For the three months ended September 30, 2026 and 2025, we reported net losses of $30.1 million and $9.9 million, respectively. For the nine months ended September 30, 2026, and 2025, our net losses were $43.1 million and $19.1 million, respectively.

On February 6, 2025, we completed a public offering, in which we received gross proceeds of $15.5 million, before deducting underwriting discounts and expenses and other offering expenses (for net proceeds of $14.0 million).

On July 1, 2026, we completed a public offering, in which we received gross proceeds of $100.0 million, before deducting underwriting discounts and expenses and other offering expenses. On July 29, 2026, the underwriters fully exercised their option to purchase an additional 750,000 shares, for which we received additional gross proceeds of $15.0 million before deducting underwriter discounts and expenses. The offering resulted in total net proceeds of approximately $106.3 million, after deducting underwriting discounts, commissions, and estimated offering expenses payable by us.

On August 21, 2026, we filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, we also amended our sales agreement with Jefferies LLC. (the “Sales Agent”), pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $75.0 million under an at-the-market offering program (the “ATM”), which is included in the $200.0 million of securities that may be offered pursuant to the Registration Statement. Pursuant to the ATM, we will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares under the ATM.

We believe that our existing cash and cash equivalents as of September 30, 2026, will enable us to fund our operating expenses and capital expenditures through at least the next 12 months from the issuance of our financial statements. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than expected. Our long-term viability is dependent on our ability to raise additional capital to finance our operations.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented: (in thousands)

	For the nine months ended September 30,
	2026	2025
Net cash used in operating activities	$(36,320)	$(12,035)
Net cash used in investing activities	—	—
Net cash provided by financing activities	$145,393	$28,944

Operating Activities

During the nine months ended September 30, 2026, $36.3 million of cash was used in operating activities. This was primarily attributable to our net loss of $43.1 million, partially offset by non-cash charges of $6.0 million. The change in our operating assets and liabilities was primarily due to $1.5 million for vendor accruals and a $0.1 million payment for our directors and officers' insurance.

During the nine months ended September 30, 2025, $12.0 million of cash was used in operating activities. This was primarily attributable to our net loss of $19.1 million, partially offset by non-cash charges of $4.6 million. The change in our operating assets and liabilities was primarily due to $3.1 million in future payments to vendor, and $0.1 million payment for our director and officer insurance.

Financing activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $145.4 million, consisting primarily of net proceeds from the July 2026 public offering and the ATM Program.

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

Pursuant to the NXP100 and NXP200 License Agreement, we are required to make payments to Haisco Pharmaceutical Group Co., Ltd. ("Haisco"), for the achievement of certain development, regulatory and commercial sales milestones, including an upfront payment of $20.0 million which was paid in July 2026, totaling up to approximately an additional $1.4 billion in potential milestone payments, and 9% to 14% royalties on a tiered basis on net sales.

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

As of September 30, 2026, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in and Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in each period since we incorporated in July 2020. Since inception through the end of September 30, 2026, we had an accumulated deficit of $142.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we continue our research and development efforts for our lead product candidate; conduct preclinical studies and clinical trials for our current and future product candidates; seek marketing approvals for any current or future product candidate that successfully completes clinical trials; experience any delays or encounter any issues with any of the above; establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any current or future product candidates for which we may obtain regulatory approval; obtain, expand, maintain, enforce and protect our intellectual property portfolio; hire additional clinical, regulatory and scientific personnel; and operate as a public company.

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

As of September 30, 2026, we were not aware of any tariffs affecting our operations.

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

The ability of the FDA to review and approve new products, grant meeting requests or process other requests in timely fashion can be affected by a variety of factors, including government budget and funding levels and statutory, regulatory and policy changes. As a result of such factors, average review times at the FDA have fluctuated in recent years. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect business operations of regulated entities. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

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

Risks Related to the Development of our Product Candidates

Development of our products may take a long time and may never lead to marketable products.

The feasibility of our product candidates to be the subject of a marketing application, including the feasibility and time required to conduct the clinical trials that may support a marketing application, are inherently uncertain and subject to multiple factors such as the size of the patient population, patient recruitment, satisfactory safety and efficacy data, the ability to manufacture phase-appropriate drug substance and drug product, and other regulatory requirements. If we are unable to effectively identify patients, unable or delayed in manufacturing phase-appropriate drug substance or drug product, or aren’t able to meet the regulatory standards for any portion of our development program, we will not be able to, or be substantially delayed in, conducting clinical trials in support of a marketing application and potential approvals of our product candidates and our business will suffer.

We are substantially dependent on our ability to advance NXP100, NXP200, NXP900 or any of our other future product candidates through preclinical and clinical development, identify safe and effective doses and dosing schedules for our drug candidates, obtain regulatory approval and ultimately commercialize NXP100, NXP200, NXP900 or any of our other future product candidates; if we experience delays in doing so, our business will be materially harmed.

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

The FDA and comparable foreign regulatory authorities may not accept data from any preclinical or clinical trials conducted in foreign countries.

The FDA’s acceptance of data generated from clinical trials conducted in whole or in part outside the United States may be subject to certain conditions, if accepted at all.

Although the FDA has the authority to accept foreign data as part of, or even the sole basis for, a marketing application, the FDA generally does so only if (i) it finds the data to be applicable to the U.S. population and U.S. medical practice, (ii) it finds that the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations, and (iii) it finds that the clinical trial were conducted in a manner that satisfies the regulatory standards. Many foreign regulatory authorities have similar approval requirements. In addition, any clinical study conducted in whole or in part outside of the United States would be subject to the applicable local laws of the jurisdiction where the trial was conducted. We cannot guarantee that the FDA or comparable foreign regulatory authority will accept data from trials conducted in whole or in part outside of the United States, which may result in the need for additional trials conducted in the United States.

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

Marketing approval for ciprocopan (NXP100) was obtained in China for the treatment of  PNH, and we will seek to obtain regulatory approval for ciprocopan and our other product candidates in additional jurisdictions, including the United States, the European Union, and other markets. Regulatory authorities in different countries and regions, including the FDA, and the EMA, operate independently of one another, apply different regulatory standards and requirements, and evaluate clinical and non-clinical data, manufacturing processes, and labeling using their own respective review criteria, timelines, and procedures. Approval of ciprocopan by the NMPA does not bind, and is not predictive of, the decisions of the FDA, the EMA, or any other regulatory authority, and we may be required to conduct additional or different clinical trials, provide additional non-clinical or manufacturing data, or otherwise satisfy requirements that differ materially from those imposed by the NMPA in order to obtain approval in other jurisdictions.

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

NXP100 and NXP200 were in-licensed from Haisco, a China-based pharmaceutical company, and our development plans for both product candidates depend in part on our ability to receive technology transfer, know-how, and materials originating in China, and to rely on data and other information generated in connection with Haisco's China-based development activities. Changes in U.S. laws, regulations, executive orders, or government policy that make it more difficult to develop, import, or rely on drug candidates, materials, or data originating in China could adversely affect our ability to execute our development plans for NXP100 and NXP200.

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

We are substantially dependent on our in-licensing partner, Haisco, for the transfer of technical knowledge and know-how, and for the supply of certain materials, including active pharmaceutical ingredients, intermediates, and other components, necessary to execute our development, manufacturing, and commercialization plans for both NXP100 and NXP200. Our ability to advance these programs on our anticipated timelines, and ultimately to develop, manufacture, and commercialize NXP100 and NXP200 successfully, depends in substantial part on Haisco's willingness and ability to timely and completely transfer the requisite technology, documentation, and institutional know-how, and to supply us, or third parties on our behalf, with materials that meet applicable specifications and quality standards.

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

As of October 30, 2026, we had 19 full-time employees. We also contract for various services through consulting and vendor agreements. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations.

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

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

10.1†	Exclusive License Agreement by and between Nuvectis Pharma, Inc. and Haisco Pharmaceutical Group Co., Ltd., dated June 22, 2026.
31.1*	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2026.
31.2*

Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2026.

32.1**	Certification of Chief Executive Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2026.
32.2**	Certification of Principal Financial Officer of Nuvectis Pharma, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2026.
101*

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

† Certain portions of this document have been redacted in accordance with Regulation S-K, Item 601(b)(10). The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lee, State of New Jersey, on this 4th day of November 2026.

Nuvectis Pharma, Inc.

By:	/s/ Ron Bentsur
	Name:	Ron Bentsur
	Title:	Chairman, Chief Executive Officer and President

By:	/s/ Michael J Carson
	Name:	Michael J Carson
	Title:	Vice President of Finance (Principal Financial and Accounting Officer)